Form 10-Q
period 1997-09-30
N2K INC
filed 1997-11-26
CIK 791704

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                          Commission File No. 0-23141

                                    N2K INC.

             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   06-1455771
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

55 Broad Street, 26th Floor
New York, New York                                        10004
-------------------------------              -----------------------------------
(Address of principal executive offices)               (Zip Code)

(Registrant's telephone number, including area code:)           (212) 378-5555
                                                            -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                         YES                          NO         X
                                    ---                         ----



Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 21, 1997: 12,090,775 shares of common stock, par value $.001 per share.

PART I. FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                           N2K INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                          September  30, 1997
                                                                                  ---------------------------------
                                                                                   Pro Forma                           December 31,
                            ASSETS                                                  (Note 1)             Actual            1996
                            ------                                                --------------     ---------------   -------------
                                                                                             (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                     $  60,101,268      $    178,966      $  4,483,450
    Restricted cash                                                                   3,299,995           300,000                --
    Accounts receivable, net                                                          1,729,059         1,729,059            63,549
    Prepaid expenses                                                                  4,362,317         4,362,317           703,657
    Inventory                                                                            90,127            90,127           113,824
    Advances and recoupable costs                                                     1,236,185         1,236,185            86,525
                                                                                  -------------      ------------      ------------
                Total current assets                                                 70,818,951         7,896,654         5,451,005
                                                                                  -------------      ------------      ------------
NET ASSETS OF DISCONTINUED OPERATIONS                                                        --                --            14,446
                                                                                  -------------      ------------      ------------
PROPERTY AND EQUIPMENT:
    Computer equipment                                                                3,148,176         3,148,176         2,289,944
    Office furniture and equipment                                                      921,053           921,053           491,942
    Leasehold improvements                                                            1,778,735         1,778,735           486,877
    Property and equipment under capital leases                                       1,076,663         1,076,663           868,436
                                                                                  -------------      ------------      ------------
                                                                                      6,924,627         6,924,627         4,137,199
    Less- Accumulated depreciation and amortization                                  (1,832,392)       (1,832,392)       (1,002,435)
                                                                                  -------------      ------------      ------------
                Net property and equipment                                            5,092,235         5,092,235         3,134,764
                                                                                  -------------      ------------      ------------
OTHER ASSETS:
    Intangible assets, net                                                              263,156           263,156           320,162
    Restricted cash                                                                     167,000           167,000           167,000
    Other                                                                               260,948           260,948           299,093
                                                                                  -------------      ------------      ------------
                Total other assets                                                      691,104           691,104           786,255
                                                                                  -------------      ------------      ------------
                                                                                  $  76,602,290      $ 13,679,993      $  9,386,470
                                                                                  =============      ============      ============
        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
        ----------------------------------------------

CURRENT LIABILITIES:
    Line of credit                                                                $     650,000      $    650,000      $         --
    Management and Senior Notes                                                              --         7,048,600                --
    Current portion of capital lease obligations                                        224,889           224,889           182,868
    Accounts payable                                                                  1,475,573         1,475,573         1,088,657
    Accrued merchandise costs                                                           564,361           564,361            24,740
    Accrued compensation                                                                596,930           596,930           529,063
    Accrued royalties                                                                   259,151           259,151                --
    Other accrued liabilities                                                         3,982,196         4,158,047         1,571,012
                                                                                  -------------      ------------      ------------
                Total current liabilities                                             7,753,100        14,977,551         3,396,340
                                                                                  -------------      ------------      ------------
CAPITAL LEASE OBLIGATIONS                                                               243,129           243,129           235,153
                                                                                  -------------      ------------      ------------
OTHER LONG-TERM LIABILITIES                                                             312,136           312,136           309,100
                                                                                  -------------      ------------      ------------
COMMON STOCK SUBJECT TO PUT RIGHTS                                                    2,999,995           537,498           537,498
                                                                                  -------------      ------------      ------------
STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.001 par value, 40,000,000 shares
       authorized, none issued and outstanding pro forma;
       17,757,417 and 15,397,088 shares issued and outstanding
                                                                                             --            17,757            15,397
    Common stock, $.001 par value, 100,000,000 shares
       authorized, 12,038,960 shares issued and
       outstanding pro forma; 3,083,009 and 2,923,216 shares issued and
       outstanding                                                                       12,039             3,083             2,923
    Additional paid-in capital                                                      108,790,524        40,374,472        31,694,385
    Accumulated deficit                                                             (43,508,633)      (42,785,633)      (26,804,326)
                                                                                  -------------      ------------      ------------
                Total stockholders' equity (deficit)                                 65,293,930        (2,390,321)        4,908,379
                                                                                  -------------      ------------      ------------
                                                                                  $  76,602,290      $ 13,679,993      $  9,386,470
                                                                                  =============      ============      ============

        The accompanying notes are an integral part of these statements.

                           N2K INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          For the                            For the
                                                                    Three Months Ended                  Nine Months Ended
                                                                       September 30                       September 30
                                                             --------------------------------------------------------------------
                                                                 1997               1996                1997              1996
                                                             -------------      ------------        ------------       ----------
                                                                         (Unaudited)                          (Unaudited)

NET REVENUES                                                   $ 3,569,969       $    446,889       $  6,506,864       $    976,468

COST OF REVENUES                                                 2,980,957            431,552          5,351,822            942,609
                                                               -----------       ------------       ------------       ------------
                Gross profit                                       589,012             15,337          1,155,042             33,859

OPERATING EXPENSES:
    Operating and development                                    3,050,618          1,940,018          7,768,011          4,092,419
    Sales and marketing                                          3,029,062            825,506          6,843,195          1,568,871
    General and administrative                                   1,105,271            596,275          2,924,079          1,594,107
    Charge for purchased research
       and development                                                  --                 --                 --          5,242,523
                                                               -----------       ------------       ------------       ------------
                Operating loss                                  (6,595,939)        (3,346,462)       (16,380,243)       (12,464,061)

INTEREST AND OTHER INCOME                                           80,891            155,472            166,312            260,673

INTEREST EXPENSE                                                  (434,386)           (11,191)          (484,486)           (42,093)
                                                               -----------       ------------       ------------       ------------
                Loss from continuing operations
                                                                (6,949,434)        (3,202,181)       (16,698,417)       (12,245,481)
LOSS FROM DISCONTINUED OPERATIONS
                                                                        --           (363,455)          (415,970)          (206,184)
GAIN ON DISPOSAL OF
    DISCONTINUED OPERATIONS                                      1,574,493                 --          1,574,493                 --
                                                               -----------       ------------       ------------       ------------

NET LOSS                                                       $(5,374,941)      $ (3,565,636)      $(15,539,894)      $(12,451,665)
                                                               ===========       ============       ============       ============
PRO FORMA NET LOSS PER COMMON SHARE (Note 1)
    (Unaudited):
       Loss from continuing operations                         $      (.84)      $       (.39)      $      (2.01)      $      (1.48)
       Loss from discontinued operations                                --               (.04)              (.05)              (.02)
       Gain on disposal of discontinued
           operations                                                  .19                 --                .19                 --
                                                               -----------       ------------       ------------       ------------
       Pro forma net loss per Common share
                                                               $      (.65)      $       (.43)      $      (1.87)      $      (1.50)
                                                               ===========       ============       ============       ============
SHARES USED IN COMPUTING
    PRO FORMA NET LOSS PER COMMON SHARE
    (Unaudited)
                                                                 8,300,403          8,300,403          8,300,403          8,300,403
                                                               ===========       ============       ============       ============

                            N2K INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            For the
                                                                                        Nine Months Ended
                                                                                          September 30
                                                                               ------------------------------------
                                                                                    1997                 1996
                                                                               -------------     ------------------
                                                                                           (Unaudited)
OPERATING ACTIVITIES:
    Net loss                                                                   $ (15,539,894)    $   (12,451,665)
    Adjustments to reconcile net loss to
       net cash used in operating activities-
         Depreciation and amortization                                               959,312             497,519
         Gain on disposal of discontinued operations                              (1,574,493)             --
         Loss on disposal of property and equipment                                   79,620              --
         Amortization of discount on Management and Senior Notes                     227,000              --
         Provision for doubtful accounts and returns                                 504,215              13,500
         Charge for purchased research and development                                --               5,242,523
         Issuance of Common stock for services rendered                               --                  14,250
         Decrease (increase) in--
             Restricted cash                                                        (300,000)            500,000
             Accounts receivable                                                  (1,135,991)             28,150
             Prepaid expenses                                                     (3,646,769)           (428,292)
             Inventories                                                              23,697              --
             Advances and recoupable costs                                        (1,149,660)             --
             Other assets                                                            (24,501)            (56,156)
         Increase (decrease) in--
             Accounts payable                                                        (90,250)            828,147
             Accrued merchandise costs                                               539,621             (20,169)
             Accrued compensation                                                   (119,340)             58,335
             Accrued royalties                                                       259,151              --
             Other accrued liabilities                                               763,000            (345,300)
             Other long-term liabilities                                               3,036              62,016
                                                                               -------------     ---------------
                 Net cash used in operating activities                           (20,222,246)         (6,057,142)
                                                                               --------------    ---------------
INVESTING ACTIVITIES:
    Purchases of and deposits on property and equipment                           (2,636,803)         (2,077,298)
    Acquisition of New York N2K Inc., net of cash acquired                            --                (224,077)
    Purchase of Rocktropolis website                                                  --                (671,744)
    Proceeds from disposal of discontinued operations                              3,000,000              --
                                                                               -------------     ---------------
                 Net cash provided by (used in) investing activities                 363,197          (2,973,119)
                                                                               -------------     ---------------
FINANCING ACTIVITIES:
    Net borrowings (repayments) under line of credit                                 650,000            (400,000)
    Proceeds from Management and Senior Notes                                      7,771,600              --
    Payments on capital lease obligations                                           (158,229)           (102,547)
    Proceeds from issuance of Preferred stock, net                                 7,215,531          18,995,644
    Proceeds from exercise of Common stock options                                    75,663               4,384
                                                                               -------------     ---------------
                 Net cash provided by financing activities                        15,554,565          18,497,481
                                                                               -------------     ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (4,304,484)          9,467,220
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     4,483,450             547,624
                                                                               -------------     ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $     178,966     $    10,014,844
                                                                               =============     ===============

        The accompanying notes are an integral part of these statements.

                            N2K INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY:

Background

N2K Inc. (the "Company" or "N2K"), formerly Telebase Systems, Inc., was formed as a result of the merger in February 1996, of N2K Inc., a New York corporation ("New York N2K") which was founded in 1995, and Telebase Systems, Inc. ("Telebase"), which was founded in 1984 as a provider of on-line information services (see Note 2). In 1994, recognizing increasing opportunities in the entertainment market, Telebase expanded its strategy to include music entertainment. In April 1997, the Company discontinued its on-line information services business and in August 1997, the Company sold substantially all of the net assets of this business. The operations of the on-line information services business have been accounted for as discontinued operations (see Note 3).

The Company is an on-line music entertainment company using the Internet as a global platform for promoting, marketing and selling music and related merchandise. The Company's strategy is to build loyal user communities around genre-specific websites that provide music content and enable consumers to purchase compact discs ("CDs"), cassettes and related merchandise. The Company believes that as its user base continues to grow, it will be able to increase revenues from sales of music, related merchandise, advertising and sponsorship programs.

The Company has also established its own record label, N2K Encoded Music, which uses the Company's websites, as well as record stores and other traditional distribution channels, to promote, distribute and sell original and licensed artist recordings. Since January 1997, the Company has released its initial 13 recordings on the N2K Encoded Music label under the direction of Grammy Award-winning producer, Phil Ramone. The Company expects that many of its N2K Encoded Music CDs will feature enhanced multimedia capabilities and Internet connectivity software.

The Company has incurred significant losses and expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future. Since its inception, the Company has incurred costs to develop and enhance its technology, to create, introduce and enhance its websites, to establish marketing and distribution relationships and to build an administrative organization. The Company currently intends to increase substantially its operating expenses as a result of the Company's strategic alliances, to fund increased sales and marketing, to enhance existing websites and to implement strategic relationships important to the success of the Company. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of music recordings, related merchandise, advertising and sponsorships to achieve or maintain profitability on a quarterly or annual basis in the future. The Company expects negative cash flow from operations to continue for the foreseeable future as it continues to develop and market its business.

In July 1997, the Company issued an aggregate principal amount of $1,750,000 in the form of promissory notes to Lawrence L. Rosen, Jonathan V. Diamond and Robert David Grusin (the "Management Notes"), each of whom loaned the Company $583,333. The Management Notes bore interest at 14% per annum and were due on the earlier of (i) a change of control of the Company, as defined, and (ii) March 31, 1998; however, as the Management Notes were still outstanding, the Management Notes converted into 92,103 shares of Common stock upon the consummation of the Company's initial public offering (the "Management Note Conversion"). In consideration for these loans, the Company issued an aggregate of 48,609 warrants to purchase 48,609 shares of Common stock, representing 16,203 warrants to each of Messrs. Rosen, Diamond and Grusin. The warrants are exercisable at a price of $12 per share and expire in July 2004. The Management Notes were recorded net of the value ($150,000) associated with these warrants. This discount was being amortized over the term of the debt through March 31, 1998. As the Management Notes were converted into Common stock, on October 17, 1997 the Company recorded a charge to its statement of operations which was equal to the unamortized portion of the discount. The discount was approximately $102,000 as of October 17, 1997.

In August 1997, the Company issued an aggregate principal amount of $6,021,600 in the form of Senior Notes (the "Senior Notes") to a group of five institutional investors affiliated with an insurance company and one existing stockholder of the Company. The Senior Notes bore interest at 14% per annum and were due on the earlier of (i) consummation of the Company's initial public offering, (ii) a change of control of the Company, as defined, and (iii) March 31, 1998. In consideration for these loans, the Company issued an aggregate of 167,266 warrants to purchase 167,266 shares of Common stock. The warrants are exercisable at a price of $12 per share and expire in August 2004. In addition, the Company issued warrants to purchase 83,389 shares of Common stock at an exercise price of $12 per share as a placement fee relating to this transaction. A portion of the proceeds of the Company's initial public offering was used to repay the Senior Notes. The Senior Notes were recorded net of the value ($800,000) associated with these warrants. This discount was being amortized over the term of the debt through March 31, 1998. In connection with the repayment of the Senior Notes on October 17, 1997, the Company recorded a charge to its statement of operations which was equal to the unamortized portion of the discount which was approximately $557,000 as of October 17, 1997.

In August 1997, the Company sold substantially all of the net assets of its discontinued operations and received $3,000,000, which was paid in cash at closing (see Note 3).

The Company and America Online, Inc. ("AOL") formed a strategic alliance as of September 1, 1997, pursuant to an interactive marketing agreement (the "AOL Contract"), which provides for N2K to be featured as the exclusive on-line music retailer within the MusicSpace channel of AOL's on-line service. In addition, pursuant to the terms of the AOL Contract, an N2K banner will continuously appear in a prominent place on the main screen of the MusicSpace channel and will link to a customized Music Boulevard website. N2K will also receive an anchor tenant position in the music retailing department of AOL's Shopping channel. Although a limited number of other music retailers may appear in the Shopping channel, none will be featured or promoted more prominently than N2K. The AOL Contract also provides for an integrated package of placements, promotions and links through AOL.com, linking to the customized Music Boulevard website. N2K will also be promoted on the results pages for certain music-related searches conducted through the

AOL NetFind search engine on AOL.com. N2K and AOL have also agreed to cooperate in the sale of advertising on the websites governed by the terms of the AOL Contract. Each party shall have the first right to sell any advertising or promotional spaces which reside on their servers. In consideration of the marketing, promotion, advertising and other services AOL will provide under the AOL Contract, N2K has agreed to pay AOL a total of $18,000,000 over a three-year contract term, of which $1,500,000 was paid as of September 30, 1997 (included in prepaid expenses) and $10,500,000 was paid upon the consummation of the Company's initial public offering on October 17, 1997, with additional payments of $3,000,000 to be made on each of November 1, 1998 and November 1, 1999. The Company amortizes the costs associated with the AOL Contract over the initial contract term of three years, primarily on a straight-line basis. For the three and nine months ended September 30, 1997, the Company recorded amortization expense of $158,000 related to the AOL Contract. The Company will continually evaluate the realizability of the asset and if necessary, write down the asset to its net realizable value. After the initial three year term, the AOL Contract may be renewed at the option of AOL for additional one-year terms.

In connection with the AOL Contract, AOL and the Company entered into an agreement, pursuant to which AOL purchased from the Company at the initial public offering price per share (less underwriting discounts and commissions) an aggregate amount of $3,000,000 (the "AOL Purchase"). The Company has granted AOL certain shelf and other registration rights with respect to the shares purchased by AOL in the AOL Purchase, including the right to require the Company to register such shares for resale, and to have such registration statement declared effective on or before 180 days after the consummation of the AOL Purchase and to maintain the effectiveness of such registration statement for a period of two years from the consummation of the AOL Purchase. In the event that the Company fails to cause such registration statement to be declared effective within 180 days after the consummation of the AOL Purchase, AOL will have the right to require the Company to repurchase such shares for cash at a price equal to the greater of the original purchase price therefor and the then-current fair market value. The Company's repurchase obligation is secured by an escrow in the form of cash and/or letter of credit in an amount agreed upon by the Company and AOL, which amount shall not be less than $3,000,000 nor more than $7,500,000. Accordingly, the value of these shares will not be included in Stockholder's equity. In addition, the Company granted AOL a warrant for the future purchase of up to 184,736 additional shares of Common Stock (the "AOL Warrant") at an exercise price equal to the initial public offering price per share. The AOL Warrant will be exercisable as to one-half of the total number of shares on the first anniversary of the date of issuance and as to the balance of the shares on the second anniversary of the date of issuance. The AOL Warrant expires in September 2004. The fair value of these warrants is being amortized over the initial term of the AOL Contract.

On September 23, 1997, the Company entered into a sponsorship agreement with Excite, Inc. ("Excite") (the "Excite Contract"), pursuant to which N2K will be the exclusive retail music store sponsor of the www.excite.com website, provide certain music-related content to the www.excite.com website, create a co-branded area of Music Boulevard, the Company's website, and participate in joint promotions to customers of this co-branded area. The Excite Contract provides for the Company to pay Excite an initiation fee, an annual exclusivity fee, as well as an annual sponsorship fee for ongoing programming, links, placements, advertisements and promotions. Under the terms of the Excite Contract, the Company will also pay Excite a specified share of gross margins realized by the Company on transactions, advertising, sponsorship, promotions and other revenues generated during the term of the Excite Contract on Music Boulevard as a result of users referred from the www.excite.com website. In consideration of the sponsorship opportunity afforded to the Company under the Excite Contract, N2K has agreed to pay

Excite a guaranteed minimum total of $9,800,000 over a two-year contract term, of which $500,000 was paid as of September 30, 1997 (included in prepaid expenses), $500,000 was paid on November 17, 1997, the commencement date, and $1,800,000 will be paid before December 31, 1997, with additional payments of $2,875,000 during 1998 and $4,125,000 during 1999. The Company amortizes the costs associated with the Excite Contract over the initial contract term which expires on the second anniversary of the commencement date. The amortization method is primarily based upon the number of impressions received during the contract term. The Company will continually evaluate the realizability of this asset and, if necessary, write down the asset to its net realizable value. Pursuant to the terms of the agreement, Excite is obligated to offer the Company the right of first refusal to negotiate with Excite for renewal of the Excite Contract.

On September 27, 1997, N2K entered into a website services agreement (the "Netscape Services Agreement") with Netscape Communications Corporation ("Netscape") pursuant to which the Company will produce, develop and manage a retail website, to be maintained on the Company's servers and linked to Netscape's website, that will be modeled after, but differentiated from, the Company's Music Boulevard website. Under this Netscape Services Agreement, visitors to Netscape's website may readily access the retail website, which will be promoted by Netscape using content provided by the Company, for the online purchase of music products and access to related information. The Netscape Services Agreement provides for the Company to pay Netscape $1.0 million due 12 months after the date on which the service is fully functional and accessible to end users, which is anticipated to be mid-December 1997, and a second payment of $1.0 million 18 months after such date. The Company amortizes this cost, primarily as impressions are received during the two-year contract term. In addition, over the two-year contract term, Netscape and the Company will share net revenues from the sale of certain music products, advertising services, subscriptions to content, fees paid by content providers for the provision of pay-per-view access to end users and sponsorships. N2K has entered into two additional agreements with Netscape. Under a trademark license agreement (the "Netscape License Agreement") effective as of September 28, 1997, Netscape granted to the Company a license to use Netscape's trademark in connection with the retail website that will, in part, promote Netscape's products and services. In exchange for the rights granted to the Company under the license, the Company has agreed to pay Netscape a one-time license fee of $4.0 million, of which $1.0 million was paid on October 27, 1997, $2.0 million was paid on November 17, 1997, and the remainder which must be paid by March 28, 1998. The Company will amortize this cost over the two-year contract term, primarily on a straight-line basis. Under a CD ROM agreement effective as of September 27, 1997, Netscape granted to the Company a worldwide license to use, distribute and bundle with the Company's CD ROM products for distribution to the Company's customers, a specified version of the Netscape Navigator software and the related documentation. In consideration for the distribution of such software by the Company, Netscape has agreed to pay the Company a fee for each customer of the Company that registers with an Internet service provider through Netscape's Internet access account server during the two-year contract term. The Company will record this revenue when earned. The Company will continually evaluate the realizability of these assets and, if necessary, write down the assets to their net realizable value.

Stock Split and Reorganization

On October 15, 1997, the Company effected a one-for-four reverse stock split of each outstanding share of Common stock in N2K Inc., a Pennsylvania corporation, prior to the reorganization of N2K Inc. as a Delaware corporation, which occurred on October 16, 1997. All share, stock option and warrant data have been restated to reflect the reverse stock split.

Pro Forma Consolidated Balance Sheet

On October 17, 1997, the Company completed its initial public offering (the "Offering") of 3,330,221 shares of Common stock at a price of $19 per share. Additionally, on October 22, 1997, the underwriter exercised their over-allotment option for the purchase of 499,533 shares at a price of $19 per share. The Company received net cash proceeds of approximately $66.1 million from the Offering. The pro forma consolidated balance sheet reflects the application of the net proceeds of the Offering as if it had occurred as of September 30, 1997. In addition, the pro forma consolidated balance sheet reflects i) the automatic conversion of all outstanding shares of the Company's Preferred stock; $0.001 par value, into an aggregate of 4,986,778 shares of Common stock upon the consummation of the Offering; ii) the automatic expiration upon the consummation of the Offering of the put rights associated with 44,790 shares of Common stock issued in connection with the purchase of the rock website, Rocktropolis; iii) the Management Note Conversion; iv) the AOL Purchase; and v) the repayment of the Senior Notes.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Quarterly Financial Information and Results of Operations

The financial statements as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1997, and the results of operations and cash flows for the three and nine months ended September 30, 1997 and 1996. The results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year. While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's Form S-1 effective October 1997.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Management's Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, the Company considers investment instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents are comprised of investments in various mutual and money market funds, as well as short-term notes.

Supplemental Disclosures of Cash Flow Information

For the nine months ended September 30, 1997 and 1996, the Company paid interest of $30,903 and $43,622, respectively. Income taxes paid in 1997 and 1996 were immaterial. The Company incurred $208,226 of capital lease obligations during the nine months ended September 30, 1997. There were no capital lease obligations incurred during 1996.

The following table displays the noncash assets and liabilities that were consolidated as a result of the New York N2K acquisition on February 13, 1996 (see Note 2):

Noncash assets (liabilities):
     Accounts receivable                                           $    78,090
     Prepaid expenses                                                    3,540
     Property and equipment                                            557,455
     Other assets                                                       36,612
     Goodwill                                                          280,000
     Charge for purchased research and development                   4,133,281
     Accounts payable and other accrued liabilities                   (405,118)
     Capital lease obligations                                        (308,379)
                                                                   -----------

         Net noncash assets acquired                                 4,375,481
         Less   - Preferred stock issued                            (1,078,286)
                  Common stock issued                               (3,073,118)
                                                                   -----------
     Cash paid, net of cash acquired                               $   224,077
                                                                   ===========


Additionally, the following table displays the noncash assets that were acquired as a result of the Rocktropolis website acquisition on June 21, 1996 (see Note
2):

Noncash assets:
     Charge for purchased research and development                  $1,109,242
     Intangible assets                                                 100,000
                                                                    ----------

         Net noncash assets acquired                                 1,209,242
         Less - Common stock issued                                   (537,498)
                                                                    ----------
     Cash paid                                                      $  671,744
                                                                    ==========

Advances and Recoupable Costs

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 50, "Financial Reporting in the Record and Music Industry," advances to artists and producers and other recoupable costs are capitalized as an asset when the current popularity and past performance of the artist or producer provides a sound basis for estimating the probable future recoupment of such advances from earnings otherwise payable to the artist or producer. Any portion of such advances not deemed to be recoupable from future royalties is reserved at the balance sheet date. All other significant advances which do not meet the above criteria are expensed when paid.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Computer equipment is depreciated primarily over an estimated useful life of 4 years and office furniture and equipment is depreciated over an estimated useful life of 4 to 8 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term. Improvements and betterments are capitalized while maintenance and repair costs are charged to expense as incurred. Upon retirement or disposition, the applicable property amounts are relieved from the accounts and any gain or loss is recorded in the consolidated statement of operations.

Intangible Assets

Intangible assets consist of acquired technology costs and the Rocktropolis trade name and are being amortized over 5 years on a straight-line basis.

The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flow is less than the net book value of the asset, the asset is written down to its net realizable value. As of September 30, 1997, no such write-down was required.

Revenue Recognition

Revenues from the sale of music CDs and cassettes sold via the Internet include shipping and handling charges and are recognized at the time of shipment. The Company records the estimated gross profit which will be lost due to current year's shipments being returned in future periods as a reduction of revenues and cost of revenues in the period of shipment.

Beginning in January 1997, in connection with the Company's first record release, revenues began to be derived from the sale of original and licensed artist recordings. Revenues are recognized at the time of shipment. Provision is made for the estimated effect of sales returns where right-of-return privileges exist. Returns of product from customers are accepted in accordance with standard industry practice. The full amount of the returns allowance (estimated returns to be received net of distribution, royalty and inventory costs) is shown, along with the allowance for doubtful accounts, as a reduction of accounts receivable in the accompanying consolidated financial statements.

The Company has numerous agreements with other companies in the entertainment business which provide for, among other things, the Company to pay a percentage of revenues, as defined, derived from customers entering the Company's website via the websites of these other companies. The Company records these costs in cost of revenues at the time the related revenues are recorded.

Revenues from barter transactions are recognized as earned. Barter transactions are recorded at the estimated fair value of the goods or services received. To date, barter transactions have been insignificant.

Advertising revenues are derived from the sale of advertising on the Company's websites. Advertising revenues are recognized in the period the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of "impressions," or times that any advertisement is viewed by users on the Company's websites. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until guaranteed impression levels are achieved. Revenues from the sale of certain advertising on the Company's websites are shared with third parties under the terms of certain agreements. The Company records advertising revenues net of amounts allocable to third parties under the terms of such agreements. To date, amounts allocable to third parties have not been significant.

Operating and Development Expenses

Operating and development expenses consist of software engineering, multimedia production, graphic design, artist relations, inventory management and computer operations which support the Company's products. For the nine months ended September 30, 1997 and 1996, the Company incurred costs of $2,989,307 and $2,040,966, respectively, relating to research and development. These amounts are included in operating and development expenses as show in the accompanying consolidated statements of operations.

Advertising Expenses

Promotional costs incurred in connection with the N2K Encoded Music label are capitalized for unreleased projects and expensed when the related product is released. All other advertising and promotional costs incurred by the Company are expensed the first time the advertising takes place. Advertising and promotion expense is included in sales and marketing expenses in the accompanying consolidated statements of operations.

Charge for Purchased Research and Development

In connection with the acquisition of New York N2K in February 1996 and the rock website, Rocktropolis, in June 1996 (see Note 2), $5,242,523 of the aggregate purchase price was allocated to incomplete research and development projects. Accordingly, these costs were charged to expense as of the acquisition dates. The development of these projects had not yet reached technological feasibility and the technology had no alternative future use. The acquired technology required substantial additional development by the Company.

Pro Forma Net Loss Per Common Share (Unaudited)


Pro forma net loss per Common share was calculated by dividing net loss by the weighted average number of Common shares outstanding for the respective periods adjusted for the dilutive effect of Common stock equivalents, which consist of stock options and warrants using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission, Common stock issued by the Company during the 12 months immediately preceding the initial public offering, plus the number of Common equivalent shares which became issuable during the same period pursuant to the grant of Common stock options and warrants, have been included in the calculation of the shares used in computing pro forma net loss per Common share as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price of $19 per Common share). Pursuant to the policy of the staff of the Securities and Exchange Commission, the calculation of shares used in computing pro forma net loss per Common share also includes the Series A, Series B, Series C, Series D, Series E and Series F Preferred stock which converted into 171,276, 178,569, 566,399, 615,381, 1,501,755 and 1,333,321 shares, respectively, of Common stock upon the Offering as if they were converted to Common stock on their original date of issuance. The Series G Preferred stock, which converted into 620,077 shares of Common stock upon the Offering, have been included as outstanding for all periods presented (using the treasury stock method and the initial public offering price of $19 per Common share) since they were issued during the twelve months immediately preceding the Offering.

Distribution Agreement

On October 16, 1996, the Company and RED Distribution, Inc. ("RED"), a subsidiary of Sony Music Entertainment, Inc., entered into a letter agreement which provided that RED be the exclusive distribution agent in the United States for the N2K Encoded Music label. The agreement has a three-year term and provides for a distribution fee of between 16% to 20% of net revenues (as defined). The agreement provides that the Company will deliver at least 12 previously unreleased, newly compiled or recorded studio albums during each year of the term of the agreement and no less than 4 such albums during each six months of each year of the term of the agreement. The distribution services rendered by RED include billing and collecting from customers, bearing bad debts, distributing promotional items, advertising, undertaking retail marketing and inventory control activities and processing returns. The payment of the distribution fees owed to RED by the Company is secured by all of the Company's inventories in RED's possession awaiting distribution. The Company does not have a distribution operation of its own and, accordingly, is dependent upon maintaining its existing relationship with RED or establishing a new distribution relationship with a comparable distributor. There can be no assurance that the Company will maintain its relationship with RED beyond the term of its existing agreement. The termination of such relationship would, absent establishing a substitute relationship with another distributor, have a material adverse effect on the Company's business, results of operations and financial condition. The Company believes that alternative distributors would be available on terms satisfactory to the Company should its relationship with RED terminate. As the Company's first recording was released in January 1997, there was no activity under this agreement prior to December 31, 1996. For the nine months ended September 30, 1997, approximately $3,300,000 in gross product revenues and approximately $2,400,000 in net product revenues were generated through RED. Amounts due from RED as of September 30, 1997, were approximately $1,900,000, which are included in accounts receivable in the accompanying consolidated balance sheets.


Reclassifications

The consolidated financial statements for prior periods have been reclassified to conform with the current period's presentation.

2.  ACQUISITIONS:

Acquisition of New York N2K

On February 13, 1996, New York N2K merged with and into Telebase in a transaction accounted for as a purchase. Telebase issued 1,347,857 shares of Common stock valued at $3,073,118 and 1,347,860 shares of Series E Preferred stock valued at $1,078,286 in exchange for all of the outstanding Common stock of New York N2K. The fair value assigned to the Common stock was determined based upon an independent appraisal. Telebase is the surviving corporation; however, the corporate name of the surviving corporation was changed to N2K Inc. Telebase was the acquirer in this purchase. The results of the acquired business have been included in the consolidated financial statements from the date of acquisition. The total purchase price of $4,375,481, including transaction costs, was allocated to the assets acquired and liabilities assumed based on their respective fair values. The Company recorded $4,133,281 of the purchase price as a charge to the consolidated statements of operations on the acquisition date as it was related to the fair value of incomplete research and development projects. The remaining balance of the purchase price of $280,000 was allocated to acquired technology costs and is being amortized over 5 years on a straight-line basis. If the acquisition of New York N2K had occurred on January 1, 1996, the unaudited pro forma information for the nine months ended September 30, 1996, after giving effect to the pro forma adjustments described below, would have been as follows:


Unaudited pro forma revenues                     $ 1,045,095
                                                 -----------
Unaudited pro forma loss from continuing
operations                                       $(8,496,088)
                                                 -----------
Unaudited pro forma net loss                     $(8,702,272)
                                                 -----------
Unaudited pro forma net loss per Common share    $     (1.05)
                                                 ===========

The unaudited pro forma information does not purport to be indicative of the results that would have been attained if the operations had actually been combined for the periods presented and is not necessarily indicative of the operating results to be expected in the future.

The pro forma adjustments consist of compensation charges for certain executive officers who did not receive any compensation from New York N2K prior to the merger and the amortization of the acquired technology costs. The amount of the compensation pro forma adjustment was $75,000 for the nine months ended September 30, 1996. The amount of the acquired technology cost amortization pro forma adjustment was $7,000 for the nine months ended September 30, 1996. Additionally, the above unaudited pro forma information excludes the one-time charge of $4,133,281 associated with the write-off of purchased research and development costs in connection with the New York N2K acquisition and includes the write-off of purchased research and development costs associated with the purchase of the Rocktropolis website for the nine months ended September 30, 1996. This one-time charge would have increased the unaudited pro forma net loss per Common share for the nine months ended September 30, 1996 by $.50.

Acquisition of Rocktropolis Website

On June 21, 1996, the Company acquired the assets that relate to the rock website known as Rocktropolis, from Rocktropolis Enterprises, LLC for $633,000 in cash and 44,790 shares of Common stock valued at $537,498. The total purchase price of $1,209,242, including transaction costs, was allocated to the assets acquired based on their respective fair values. The Company recorded $1,109,242 of the purchase price as a charge to the consolidated statement of operations on the acquisition date as it was related to the fair value of incomplete research and development projects. The remaining balance of the purchase price was allocated to the Rocktropolis tradename and is being amortized on a straight-line basis over 5 years.

The Common stock issued in connection with the acquisition of the Rocktropolis website may be "put" back to the Company at a price of $12 per share at any time beginning 366 days after the issuance date if there is not at that time a public market for shares of the Company's Common stock. Accordingly, the value of these shares ($537,498) was not included in Stockholders' equity in the accompanying September 30, 1997 consolidated balance sheets. The "put" rights expired upon the consummation of the Offering.

3. DISCONTINUED OPERATIONS:

In April 1997, the Company's Board of Directors approved a formal plan of disposal for its on-line information services business.

The on-line information services business was accounted for as discontinued operations with a measurement date of April 4, 1997. The Company expected that the sale of the on-line information services business would result in a gain on the disposal of the segment's net assets which would be sufficient to offset the losses of the segment from the measurement date to the disposal date. As a result, no amounts were accrued in the accompanying consolidated financial statements relating to the disposal of the segment. The net losses from discontinued operations from the measurement date to the disposal date were recorded as an adjustment to the net assets or liabilities of the discontinued operations in the accompanying consolidated balance sheets. The accompanying consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations.

Effective August 1, 1997, the Company entered into an agreement for the sale of all of the net assets of the on-line information services business, except its accounts receivable and accounts payable. The total purchase price of $6,000,000 consisted of $3,000,000 which was paid in cash at closing, and up to an additional $3,000,000 pursuant to an earn-out which, if and to the extent earned, is payable at the purchaser's sole discretion on March 31, 1999 and September 30, 1999, either in cash or that number of shares of its Common stock having a market value equal to the amount to be paid. The earn-out is based upon the revenues of the business which are generated from July 1, 1997 through December 31, 1998. If revenues during the above period do not meet the specified target, the earn-out is reduced. If revenues during the above period exceed the specified target, the earn-out is increased, up to a maximum of $1,000,000. The Company will record the earn-out as a gain on the sale of discontinued operations when realized. At closing, the Company recorded a gain on the sale of discontinued operations of $1,574,493. In connection with the sale, the Company entered into a services agreement under which it will provide certain services and support personnel to the purchaser through September 1999 for a fixed monthly fee.

Revenues and losses from discontinued operations in the accompanying consolidated statements of operations were:


                                For the Nine Months
                                Ended September 30
                            ---------------------------
                                1997           1996
                            -----------     -----------
Revenues                    $ 2,411,057     $ 6,400,149
                            ===========     ===========

Loss before income taxes    $  (415,970)    $  (206,184)
Income taxes                         --              --
                            -----------     -----------
Loss                        $  (415,970)    $  (206,184)
                            ===========     ===========


The assets and liabilities of the on-line information services business have been reclassified in the accompanying consolidated balance sheets to separately identify them as net assets of discontinued operations. A summary of these net assets of discontinued operations is as follows:

                                                           December 31,
                                                               1996
                                                           ------------

Current assets, excluding accounts receivable              $    11,891
Accounts receivable                                          1,033,734
Property and equipment, net                                    278,875
Other assets                                                        --
Current liabilities                                         (1,310,054)
Long-term liabilities                                               --
                                                           -----------

Net assets of discontinued operations                      $    14,446
                                                           ===========


4. MTV AGREEMENT:

On December 18, 1996, the Company entered into a letter of intent creating a strategic alliance with MTV Networks ("MTVN"), the entity that controls the MTV and VH1 cable channels. As part of this alliance, MTVN provides the Company's internet site, Music Boulevard, with content and presents Music Boulevard, both on-air and on-line, as the exclusive partner for each of the MTV and VH1 websites. In exchange, the Company promotes MTV/VH1 on-line on Music Boulevard and has granted to MTVN the right to sell advertising on and share profits from MTV/VH1 sales made through Music Boulevard. In addition, a MTV/VH1 popular and rock section replaced the Company's offerings for those genres on Music Boulevard. The agreement has a two-year term which commenced on the launch date, which was in March 1997.

5.    OTHER ACCRUED LIABILITIES:

Other accrued liabilities as of September 30, 1997 and December 31, 1996, consist of the following:

                                September 30,    December 31,
                                    1997             1996
                                -------------    ------------
Office close-down               $  174,742       $  500,722
Accrued professional fees           36,008          499,352
Accrued marketing costs          1,680,000               --
Other                            2,267,297          570,938
                                ----------       ----------

                                $4,158,047       $1,571,012
                                ==========       ==========

As of September 30, 1997, the Company has future obligations relating to the close-down of an office. The costs accrued include charges for lease payments (net of sublease receipts) on an office facility which the Company will not utilize, employee severance and estimated losses on the write-down of certain non-recoverable assets. Actual results could differ from this estimate. Accrued marketing costs represent payments due to Excite and Netscape under the Excite Contract and the Netscape License Agreement, as well as advertising related to N2K Encoded Music releases.

6.    CREDIT AGREEMENTS:

The Company had a line of credit with a bank of $2,000,000 that originally expired on June 30, 1997. On August 6, 1997, the bank extended the expiration date to August 31, 1997, at which time the outstanding principal balance, if any, became payable unless the line of credit was extended. Additionally, the August 6, 1997 letter agreement waived certain financial covenants through August 31, 1997 which the Company was required to maintain and which the Company was not in compliance with at and subsequent to June 30, 1997. This letter agreement also limited the Company's borrowings to the outstanding balance as of August 6, 1997, which was $850,000. On September 16, 1997, pursuant to a letter agreement, the line of credit was extended to December 31, 1997. Additionally, the limit placed on the Company's borrowings was removed. The Company is obligated to pay a commitment fee equal to 0.5% on the average daily unused portion of the commitment. The line of credit bears interest at the bank's "national commercial rate," as defined, and is secured by a security interest in substantially all corporate assets. Maximum borrowings are limited to certain percentages of eligible accounts receivable (as defined). As of September 30, 1997, the line of credit requires the Company to meet certain financial covenants. The Company was not in compliance with certain of these financial covenants as of September 30, 1997; however, the Company has obtained a waiver from the bank relating to such noncompliance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor for Forward-Looking Statements

From time to time, the Company may publish statements which are not historical fact, but are forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides safe harbor for forward-looking statements.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical and anticipated results or other expectations expressed in the Company's forward-looking statements. Such forward-looking statements may be identified by the use of certain forward-looking terminology, such as "may," "will," "expect," "anticipate," "intend," "estimate," "believe," "goal," or "continue," or comparable terminology that involves risks or uncertainties. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to those set forth under "Overview" and "Liquidity and Capital Resources" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the "Risk Factors" section of the Company's final prospectus dated October 17, 1997, as filed with the Securities and Exchange Commission ("SEC"). Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of its key markets, the intensely competitive online commerce and entertainment environments, the Company's dependence on its strategic alliances and key suppliers and distributors, and the risks associated with capacity constraints, systems development, relationships with artists, and the management of growth. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the SEC.

Overview

N2K is a music entertainment company using the Internet as a global platform for promoting, marketing and selling music and related merchandise. The Company's strategy is to build loyal user communities around genre-specific websites that provide music content and enable consumers to purchase CDs, cassettes and related merchandise. The Company has also established its own record label, N2K Encoded Music, which uses the Company's websites, as well as record stores and other traditional distribution channels, to promote, distribute and sell original and licensed artist recordings.

The Company was founded as Telebase in 1984 as a provider of on-line information services. In 1994, recognizing increasing opportunities in the consumer entertainment market, Telebase expanded its on-line business strategy to include music entertainment and began expending significant resources to enter this market. Telebase launched its Music Boulevard website and began selling recorded music and related merchandise in 1995. In February 1996, Telebase merged with New York N2K, a New York corporation founded in 1995 as a developer of on-line music entertainment content, and the merged entity changed its name to N2K Inc. The Company recently decided to focus exclusively on its music entertainment business, and , as such, has elected to discontinue its on-line information services business. In April 1997, the Board of Directors approved a formal plan of disposal for its on-line information services business. In August 1997, the Company sold substantially all of the net assets of this business.

The Company launched its first Internet website, Music Boulevard, in August 1995, and introduced its first music genre website, Jazz Central Station, in January 1996. Since January 1997, the Company has released its initial 13 recordings on the N2K Encoded Music label. Revenues have grown from $85,000 for the three months ended December 31, 1995 to $3.6 million for the three months ended September 30, 1997 while the Company incurred net losses for 1995 and 1996 and the first nine months of 1997 as it built its business. Gross profit since its inception has been approximately $1.1 million. The Company is currently generating revenues from the sale of CDs and cassettes produced by others, N2K Encoded Music CDs, the sale of advertising on its websites and the sale of related merchandise. The Company believes that increased sales of N2K Encoded Music CDs and advertising on its websites will contribute to higher margins in the future. The margins from the sale of CDs and cassettes produced by others are affected by product costs, shipping and handling fees, content royalties, credit card fees and promotional discounts, such as discounted selling prices and free shipping and handling. The Company believes that frequent promotional discounts will be necessary to build repeat customer traffic to its websites, which will reduce its gross margins. The Company believes that its future financial performance will be determined by its success in improving margins on the sale of CDs and cassettes produced by others, introducing new products and services, selling advertising and sponsorship programs on its websites and by selling recorded music under its N2K Encoded Music label. Management has increased the resources within the Company to support these functions. As a result, revenues from the sale of CDs produced by the Company, which began in 1997, totaled $2.4 million for the nine months ended September 30, 1997.

The Company's strategy to develop products and services for the music entertainment business was primarily responsible for the increase in net loss for the periods ended September 30, 1997 and 1996. The Company incurred a net loss of $15.5 million for the nine months ended September 30, 1997 and $12.5 million for the nine months ended September 30, 1996, of which $5.2 million represents aggregate one-time charges in connection with the write-off of purchased research and development.

The Company currently intends to increase substantially its operating expenses as a result of the Company's strategic alliances, to fund increased sales and marketing, to enhance existing websites and to complete strategic relationships important to the success of the Company. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of music recordings, related merchandise, advertising and sponsorship programs to achieve or maintain profitability on a quarterly or annual basis in the future. The Company expects negative cash flow from operations to continue for the foreseeable future as it continues to develop and market its business.

Results of Operations

Quarterly Results

The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by a variety of factors, including, without limitation, (i) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction, (ii) the announcement or introduction of new or enhanced websites, products and strategic alliances by the Company and its competitors, (iii) the mix of products sold by the Company, (iv) seasonality of the recorded music industry, (v) seasonality of advertising sales, (vi) Company promotions and sales programs, (vii) price competition or higher recorded music prices in the industry, (viii) the level of use of the Internet and increasing consumer acceptance of the Internet for the purchase of consumer products such as those offered by the Company, (ix) the Company's ability to upgrade and develop its systems and infrastructure in a timely and effective manner, (x) the level of traffic on the Company's websites,
(xi) technical difficulties, system downtime or Internet brownouts, (xii) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances,
(xiii) the number of recorded music releases introduced during the period, (xiv) the level of merchandise returns experienced by the Company and (xv) general economic conditions and economic conditions specific to the Internet, on-line commerce and the recorded music industry. While the Company has a limited operating history in the music entertainment business, it anticipates that revenues will eventually track traditional music purchase and advertising sales patterns. As a result, the Company believes that period-to-period comparisons of its results of operations are not and will not necessarily be meaningful and should not be relied upon as an indication of future performance.

Three Months Ended September 30, 1997 Compared With Three Months Ended September 30, 1996

Revenues. Revenues for the three months ended September 30, 1997 totaled $3.6 million compared to $447,000 for the three months ended September 30, 1996. Revenues for the three months ended September 30, 1997 and 1996 consisted primarily of sales of CDs and cassettes produced by others. Sales of CDs produced by the Company, which began in 1997, totaled $1.6 million.

Cost of Revenues. Cost of revenues totaled $3.0 million for the three months ended September 30, 1997 compared to $432,000 for the three months ended September 30, 1996. Cost of revenues consists of payments to third parties for distribution of CDs and cassettes, fulfillment of customer orders, manufacturing expenses, royalties, copyrights, telecommunications charges, credit card processing charges, database usage fees, profit participations payable to strategic alliance partners and content costs. The Company's gross profit as a percentage of revenues increased due to the sale of CDs produced by the Company which began in 1997. The Company expects revenues from the sale of advertising and related merchandise to increase in future periods, which the Company believes will contribute to higher margins and reduce the cost of revenues as a percentage of revenues.

Operating and Development Expenses. Operating and development expenses increased from $1.9 million for the three months ended September 30, 1996 to $3.1 million for the three months ended September 30, 1997, due to increased staffing as the Company expanded its operations. Operating and development personnel totaled 100 full-time employees as of September 30, 1997 compared to 70 full-time employees as of September 30, 1996. Operating and development expenses consist primarily of software engineering, multimedia production, graphic design, artist relations, inventory management and computer operations which support the Company's music entertainment business. This infrastructure is sufficient to support higher revenues and accordingly, the Company expects that, as revenues increase, operating and development expenses will decrease as a percentage of revenues.

Sales and Marketing Expenses. Sales and marketing expenses increased from $826,000 for the three months ended September 30, 1996 to $3.0 million for the three months ended September 30, 1997. The increase in sales and marketing expenses was primarily attributable to expansion of the Company's on-line and print advertising, public relations and other promotional expenditures, as well as to increased personnel and related expenses required to implement the Company's marketing strategy. Sales and marketing personnel totaled 49 full-time employees as of September 30, 1997 compared to 21 full-time employees as of September 30, 1996. Sales and marketing expenses consist primarily of external advertising, promotion, trade show, advertising sales and personnel expenses associated with marketing of the Company's websites and N2K Encoded Music CDs. The Company expects that levels of sales and marketing expenditures will increase in future periods due to the execution of new advertising programs to promote the Company's websites and N2K Encoded Music releases, but total sales and marketing expenses will decline as percentage of revenues.

General and Administrative Expenses. General and administrative expenses increased from $596,000 for the three months ended September 30, 1996 to $1.1 million for the three months ended September 30, 1997, primarily due to increased staffing and facilities expenses. General and administrative personnel totaled 45 full-time employees as of September 30, 1997 compared to 33 full-time employees as of September 30, 1996. General and administrative expenses consist of executive management, accounting and human resources personnel, and expenditures for applicable facilities costs and overhead. The Company expects general and administrative expenses to increase in absolute dollars as the Company expands its staff and incurs additional costs related to the growth of its business and being a public company.

Interest Income and Expense. Interest income and expense consists of interest income on short-term liquid investments of the Company's excess cash and interest expense incurred as a result of the financing of equipment through capital leases, the use of the Company's revolving credit line and, during the three months ended September 30, 1997, interest incurred on the Management and Senior Notes. Interest income for the three months ended September 30, 1996 related to the Company investing the proceeds of equity financings received in the second quarter of 1996.

Nine Months Ended September 30, 1997 Compared With Nine Months Ended September 30, 1996

Revenues. Revenues for the nine months ended September 30, 1997 totaled $6.5 million compared to $976,000 for the nine months ended September 30, 1996. Revenues for the nine months ended September 30, 1997 and 1996 consisted primarily of sales of CDs and cassettes produced by others. Sales of CDs produced by the Company, which began in 1997, totaled $2.4 million.

Cost of Revenues. Cost of revenues totaled $5.4 million for the nine months ended September 30, 1997 compared to $943,000 for the nine months ended September 30, 1996. Cost of revenues consists of payments to third parties for distribution of CDs and cassettes, fulfillment of customer orders, manufacturing expenses, royalties, copyrights, telecommunications charges, credit card processing charges, database usage fees, profit participations payable to strategic alliance partners and content costs. The Company's gross profit as a percentage of revenues increased due to the sale of CDs produced by the Company which began in 1997. The Company expects revenues from the sale of advertising and related merchandise to increase in future periods, which the Company believes will contribute to higher margins and reduce the cost of revenues as a percentage of revenues.

Operating and Development Expenses. Operating and development expenses increased from $4.1 million for the nine months ended September 30, 1996 to $7.8 million for the nine months ended September 30, 1997, due to increased staffing as the Company expanded its operations. Operating and development expenses consist primarily of software engineering, multimedia production, graphic design, artist relations, inventory management and computer operations which support the Company's music entertainment business. This infrastructure is sufficient to support higher revenues and, accordingly, the Company expects that, as revenues increase, operating and development expenses will decrease as a percentage of revenues.

Sales and Marketing Expenses. Sales and marketing expenses increased from $1.6 million for the nine months ended September 30, 1996 to $6.8 million for the nine months ended September 30, 1997. The increase in sales and marketing expenses was primarily attributable to expansion of the Company's on-line and print advertising, public relations and other promotional expenditures, as well as to increased personnel and related expenses required to implement the Company's marketing strategy. Sales and marketing expenses consist primarily of external advertising, promotion, trade show, advertising sales and personnel expenses associated with marketing of the Company's websites and N2K Encoded Music CDs. The Company expects that levels of sales and marketing expenditures will increase in future periods due to the execution of new advertising programs to promote the Company's websites and N2K Encoded Music releases, but total sales and marketing expenses will decline as a percentage of revenues.

General and Administrative Expenses. General and administrative expenses increased from $1.6 million for the nine months ended September 30, 1996 to $2.9 million for the nine months ended September 30, 1997, primarily due to increased staffing and facilities expenses. General and administrative expenses consist of executive management, accounting and human resources personnel, and expenditures for applicable facilities costs and overhead. The Company expects general and administrative expenses to increase in absolute dollars as the Company expands its staff and incurs additional costs related to the growth of its business and being a public company.

Interest Income and Expense. Interest income and expense consists of interest income on short-term liquid investments of the Company's excess cash and interest expense incurred as a result of the financing of equipment through capital leases, the use of the Company's revolving credit line and, during the three months ended September 30, 1997, interest incurred on the Management and Senior Notes. Interest income for the nine months ended September 30, 1997 and 1996 related to the Company investing the proceeds of equity financings received in the second quarters of 1997 and 1996, respectively.

Liquidity and Capital Resources

The Company has financed its operations and capital expenditures primarily from equity financings, cash generated from operations, lease financings, a revolving bank credit line and short-term loans described herein. At September 30, 1997, the Company had a cash balance of $179,000. On October 17, 1997, the Company received approximately $66.1 million from the Offering. As discussed in Part I,
Item 1, Footnote No. 1, to the Consolidated Financial Statements of this Form 10-Q, the Company has entered into various agreements with AOL, Excite, and Netscape whereby a significant portion of these proceeds will be used; additionally, the Company is utilizing a portion of the proceeds to repay the Senior Notes. The Company believes that the proceeds of the Offering and the AOL Purchase, together with the current cash balance, will be sufficient to finance the Company's planned operations and capital expenditures for at least the next twelve months. The Company expects negative cash flow from operations to continue for the foreseeable future, as it continues to develop and market its operations. Inflation has not had any material impact on the Company's operations.

Net cash of $20.2 million and $6.1 million was used in operating activities for the nine months ended September 30, 1997 and 1996, respectively, primarily as a result of the net losses generated during those periods. In addition, for the nine months ended September 30, 1997, advances to artists and recoupable costs under the N2K Encoded Music label increased $1.1 million and the Company made payments of $2.0 million to AOL and Excite under the AOL and Excite Contracts which are reflected through the increase in prepaid expenses (see discussion of the Company's marketing agreements in Part I, Item 1, Footnote No. 1, to the Consolidated Financial Statements of this Form 10-Q).

The Company financed these activities through the private placement of Series E Preferred stock and Series F Preferred stock which yielded net proceeds of $19.0 million in the nine months ended September 30, 1996 and Series G Preferred stock which yielded net proceeds of $7.2 million in the nine months ended September 30, 1997. In July and August 1997, the Company received $7.8 million from the issuance of the Management and Senior Notes (see discussion of the Company's financing in Part I, Item 1, Footnote No. 1, to the Consolidated Financial Statements of this Form 10-Q). The Company made net borrowings of $650,000 and net repayments of $400,000 under its revolving credit line in 1997 and 1996, respectively.

Purchases of property and equipment totaled $2.7 million and $2.1 million for the nine months ended September 30, 1997 and 1996, respectively. The Company projects that total purchases of property and equipment will be approximately $3.5 million for 1997, primarily to support the expansion of facilities and operating systems for its websites, as well as computer-related equipment to support increased personnel levels. The Company also invested cash of $672,000 to acquire the rock website, Rocktropolis, in June 1996, and received proceeds of $3.0 million from the sale of its on-line information services business in the nine months ended September 30, 1997.

The Company has a commitment for a $2.0 million revolving line of credit with CoreStates Bank, N.A, (the "CoreStates Facility"), which will expire on December 31, 1997. The CoreStates Facility bears interest at the bank's prime rate and is secured by a security interest in substantially all of the Company's assets. Maximum borrowings under the CoreStates Facility are limited to certain percentages of eligible accounts receivable. The CoreStates Facility is subject to an unused commitment fee in the amount of 0.5% of the unused portion of the facility on a quarterly basis. As of September 30, 1997, the Company had total borrowings of $650,000 under the CoreStates Facility.

From time to time, in the ordinary course of business, the Company evaluates possible acquisitions of, or investments in, businesses, products and technologies that are complementary to those of the Company. A portion of the Company's cash resources may therefore be used to fund acquisitions or investments. The Company currently has no arrangements, agreements or understandings, and is not engaged in active negotiations, with respect to any such acquisition or investment.

Discontinued Operations

Since 1984, the Company has operated an on-line information services business. In 1994, the Company expanded its business strategy to include music entertainment. In April 1997, the Company decided to focus exclusively on its music entertainment business, and , as such, elected to discontinue its on-line information services business. At that time, the Board of Directors approved a formal plan of disposal for its on-line information services business. In August 1997, the Company sold substantially all of the net assets of this business.

The on-line information services business has been accounted for as a discontinued operation. Accordingly, the operating results and assets and liabilities of this business have been reflected separately from continuing operations. The sale of the on-line information services business in August 1997 resulted in a gain of approximately $1.6 million. See Part I, Item 1, Footnote No. 3 to the Consolidated Financial Statements of this Form 10-Q.

For the nine months ended September 30, 1997 and 1996, the discontinued operations generated revenues of $2.7 million and $6.4 million, respectively. The discontinued operations generated net losses of $491,000 and $206,000 for the nine months ended September 30, 1997 and 1996, respectively.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and 17 other entities have been named as defendants in a civil action captioned Interactive Gift Express v. CompuServe, Inc. et al., which is pending in the U.S. District Court, Southern District of New York, Docket 95 CV 6871 (BSJ). The plaintiff in this action alleges infringement of certain intellectual property rights, and seeks treble damages and costs in an unspecified amount, as well as other declaratory and injunctive relief. The Company believes that the claims against it are without merit and intends to vigorously defend against them. The Company believes that this lawsuit, even if adversely determined, will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  The following is a list of exhibits filed as part of this Form
             10-Q.


                       4.1    Subscription Agreement dated as of October 22,
                              1997 between the Company and America Online, Inc.
                       4.2    Registration Rights Agreement dated as of October
                              22, 1997 between the Company and America Online,
                              Inc.
                       4.3    Form of Warrant Certificate of the Company,
                              issued in connection with the AOL Purchase.
                       11     Statement of Earnings per Share
                       27     Financial Data Schedule, which is submitted
                              electronically to the Securities and Exchange
                              Commission for information only.

         b. There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    N2K Inc.

Date:  November 26, 1997              BY: /s/James E. Coane
                                          ----------------------------------
                                          James E. Coane
                                          President, Chief Operating Officer
                                          and Director

Date:  November 26, 1997              BY: /s/Bruce Johnson
                                          ----------------------------------
                                          Bruce Johnson
                                          Vice President, Secretary, Chief
                                          Financial Officer (Principal
                                          Accounting
                                          Officer and Principal Financial
                                          Officer)
                                          and Director

                                EXHIBIT INDEX
                                -------------


4.1 Subscription Agreement dated as of October 22, 1997 between the Company and America Online, Inc.

4.2 Registration Rights Agreement dated as of October 22, 1997 between the Company and America Online, Inc.

4.3 Form of Warrant Certificate of the Company, issued in connection with the AOL Purchase.

11     Statement of Earnings per Share

27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.