Form 10-K
period 1997-12-31
N2K INC
filed 1998-03-27
CIK 791704

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                         Commission file number 0-23141

                                    N2K INC.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                             06-1455771
  (State or other jurisdiction of                (IRS Employer
   incorporation or organization)             Identification Number)


           55 BROAD STREET, 26TH FLOOR, NEW YORK, NEW YORK 10004
            (Address of principal executive offices and Zip Code)

       Registrant's telephone number, including area code: (212) 378-5555

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PER SHARE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  [X]   No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of February 28, 1998 was approximately $230,783,619 based on the closing sales price of the Common Stock as reported by NASDAQ. For the purposes of making this calculation only, the Registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than 10% of the common stock of the Registrant.

As of February 28, 1998, the number of shares outstanding of the registrant's Common Stock was 12,156,850.

                     DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE FOLLOWING DOCUMENT ARE INCORPORATED BY REFERENCE HEREIN:

Notice of and Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this annual report, incorporated by reference in Part III hereof.

                                   N2K INC.
                           FORM 10-K ANNUAL REPORT
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                                                            Page
                                                                            ----

PART I
Item 1.   Business                                                            3
Item 2.   Properties                                                         15
Item 3.   Legal Proceedings                                                  15
Item 4.   Submission of Matters to a Vote of Security Holders                15

PART II
Item 5.   Market for Registrant's Common Equity and Related Shareholder
          Matters                                                            16
Item 6.   Selected Financial Data                                            18
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              20
Item 8.   Financial Statements and Supplementary Data                        26
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                               47

PART III
Item 10.  Directors and Executive Officers of the Registrant                 48
Item 11.  Executive Compensation                                             48
Item 12.  Security Ownership of Certain Beneficial Owners and Management     48
Item 13.  Certain Relationships and Related Transactions                     48

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K    49

Exhibit Index                                                                49
Signatures                                                                   54

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company, including statements related to (i) the Company's business objectives and strategy, (ii) the Company's planned websites and (iii) the development of the N2K Encoded Music label. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those contemplated. Such risks and uncertainties include, but are not limited to, the impact from competition for Internet content, merchandise and recorded music; dependence on strategic alliance partners, suppliers and distributors; market acceptance of the Internet for commerce and as a medium for advertising; and technological changes and difficulties.


                                     PART I

ITEM 1. BUSINESS

GENERAL

    N2K Inc. ("N2K" or the "Company") is one of the leading on-line music entertainment companies using the Internet as a global platform for promoting, marketing and selling music and related merchandise. The Company's strategy is to build loyal user communities around genre-specific websites that provide music content and enable consumers to purchase compact discs ("CDs"), cassettes and related merchandise. The Company believes that as its user base continues to grow, it will be able to increase revenues from sales of music, related merchandise, advertising and sponsorship programs.

    The Company's music retail website is Music Boulevard (musicblvd.com), around which the Company organizes its genre-specific music websites, Rocktropolis (rocktropolis.com), Jazz Central Station (jazzcentralstation.com) and Classical Insites (classicalinsites.com). In addition to these genre websites, the Company also operates websites for such artists as David Bowie, The Rolling Stones and Leonard Bernstein. The Company's websites allow users to view current music news, reviews, artist biographies and discographies, musicians' favorite artist recordings and historical and educational information, and to hear and view cybercasts and recording and video samples. Consumers may search, browse and purchase music recordings from a database of over 200,000 CDs, cassettes, LPs, videos and related music items, digitally access 30-second music samples from a selection of over 350,000 songs, read from over 60,000 reviews and related articles and view music video clips. In July 1997, the Company introduced its emod system, which allows consumers to purchase and digitally download from a collection of music singles. All product purchases are coordinated through Music Boulevard, which acts as the Company's on-line retail store. The Company believes that by providing a wealth of information in a highly personalized, interactive context, it creates an entertaining environment that attracts traffic to its websites, fosters brand awareness and encourages purchases of music and related merchandise.

    As part of its growth strategy, the Company seeks to establish strategic alliances with global on-line, music and media companies to attract additional users to, and increase brand awareness of, the Company's websites. For example, the Company has formed a strategic alliance with America Online, Inc. ("AOL") under an interactive marketing agreement (the "AOL Contract"), pursuant to which, among other things, Music Boulevard is featured as the exclusive on-line music retailer within AOL's MusicSpace channel, receives an anchor tenant position on AOL's Shopping channel, participates in a variety of banner advertising opportunities and is assigned specific keywords within the AOL service. The AOL Contract also provides for promotional and anchor tenant buttons on aol.com's home and principal shopping pages. Similarly, the Company has entered agreements with Excite, Inc. ("Excite") and Netscape Communications Corporation ("Netscape"), pursuant to which visitors to the websites of Excite and Netscape may access a co-branded Music Boulevard service. From this service, visitors may purchase music and related products and access music content and related information. N2K has established strategic agreements as most prominently featured music content provider and on-line music retailer for WebTV Networks ("WebTV"), as most prominently featured music content provider and exclusive music retailing anchor tenant for At Home Corporation's ("@Home") @Home Shopping Guide, as exclusive on-line product fulfillment source for the Virgin Records America, Inc. ("Virgin Records") website and the advertising music sponsor and preferred on-line music retailer for PointCast, Inc. ("Pointcast") Network. In addition, the Company has entered into an exclusive agreement with CBS Cable, owner and operator of the Nashville Network ("TNN") and Country Music Television ("CMT"), to create and promote country music retailing through its website, country.com, and to create a special co-branded area called Country Music Boulevard which will become the exclusive on-line country music store on country.com and Music Boulevard.

    The Company intends to capitalize on the global nature of the Internet to build an international user base by creating local language versions of, and localized content for, the Company's websites. The Company has established a wholly-owned subsidiary in Japan, the world's second largest market for recorded music sales, and has launched Japanese versions of Music Boulevard (musicblvd.com/jp) and Jazz Central Station (jp.jazzcentralstation.com). The Company has expanded the number of titles offered and has provided more localized product to international markets through creating alliances with international fulfillment operations. The Company has entered into an exclusive agreement with Shinseido Inc., the leading music retail chain in Japan, to add more than 175,000 new local-language music titles to the Japanese version of Music Boulevard beginning in the fourth quarter of 1998. The Company also offers registration and ordering instructions on Music Boulevard in English, Japanese, German, French and Spanish. The Company has entered into an agreement with MSI of Miami Corp. ("MSI") whereby MSI will provide at least 150,000 international titles to Music Boulevard's catalog of offerings and create a fulfillment center in the Netherlands to serve European markets commencing in the second quarter of 1998. The Company has an agreement with MTV Networks, on behalf of MTV International Networks, to create localized MTV-Music Boulevard sites for Europe, Brazil, Japan and Asia. The Company also offers registration and ordering instructions on Music Boulevard in English, Japanese, German, French and Spanish.

    The Company has also established its own record label, N2K Encoded Music, under the direction of Grammy Award-winning producer Phil Ramone. N2K Encoded Music uses the Company's websites, as well as record stores and other traditional distribution channels, to promote, distribute and sell original and licensed artist recordings. Traditional domestic distribution for the Company's record label is handled by Sony Music Entertainment, Inc.'s distribution company, RED Distribution ("Sony's Red Distribution").

ON-LINE MUSIC INDUSTRY

    The Company believes that substantial growth opportunities exist in the on-line music industry. According to Jupiter Communications ("Jupiter"), total on-line music revenues, which include prerecorded music sales, music related merchandising, advertising and concert ticketing, are expected to grow to $2.8 billion by the year 2002, up from an estimated $22.5 million in 1996 and $71.0 million in 1997. Jupiter estimates that the number of on-line households making purchases is expected to grow from an estimated 15.2 million households in 1996 to 57.0 million households, representing over 50% of U.S. households, by the year 2002. During the same time period, Jupiter estimates that the percentage of on-line households making on-line purchases annually is expected to grow from approximately 20% to 70%.

    The Company believes that the multimedia features available through the Internet, including audio, video and graphics, make it an ideal medium for promoting, marketing and selling music and related merchandise. Potential purchasers of music recordings can preview their purchases by listening to high-quality sound samples, viewing text and video clips (including cover art, artists' discographies, music videos and reviews) and searching from an extensive catalog of available titles. The Internet and current technologies also allow users to digitally download music in a compressed format to a personal computer ("PC") and store it on a CD using a read/write CD-ROM drive. Internet users can also search for music by genre or artist, access a wealth of information and events, including music history and news, artists' biographies, cybercast concerts and radio broadcasts, and participate in live interviews with artists. Because the Internet is a highly interactive medium and user responses can be tracked, the Company believes that advertisers will become increasingly attracted to opportunities to focus their marketing efforts on specific user groups and individuals.

    The Company believes that Internet-based retailers have certain advantages over traditional retail channels. Traditional retail stores limit the amount of inventory they carry and tend to focus on carrying a greater percentage of hit releases. The Company estimates that a traditional retail store stocks an average of 10,000 stock keeping units ("SKUs") and megastores stock an average of approximately 39,000 SKUs out of a total of more than 200,000 SKUs generally available in the U.S. and offered by the Company. According to SoundScan, Inc. ("SoundScan"), a retail audio sales data collection company, the number of new releases in 1996 alone was more than 28,000 titles. According to Jupiter, 80% of unit sales at traditional retail stores come from only 20% of available titles. The Company believes that traditional retail stores do not have the same capability to track individual customer purchases and demographic data for use in direct marketing programs and in developing a one-to-one relationship with the consumer. Internet-based stores can operate 24-hours a day, seven days a week, and are not limited by geographic boundaries.

    An individual electronic commerce website can maximize its awareness and traffic through the use of strategic alliances with other websites having high user traffic. Through the use of embedded hyperlinks, higher traffic websites can refer potential customers to electronic commerce websites for potential purchases of goods or services. These agreements generally involve economic arrangements including upfront payments or commissions on the dollar volume of goods sold. These payments are analogous to rent paid by traditional "brick and mortar" retail locations, and can be critical to an electronic commerce website's ability to expand.

    The Company believes that the demographic profile of consumers of recorded music has aged along with the population. According to the Recording Industry Association of America ("RIAA"), domestic purchases of recorded music by those 30 and over have increased from approximately 34% of U.S. sales in 1986 to approximately 47% of sales, or approximately $5.9 billion, in 1996.

The Company believes that the Internet represents an attractive retail and promotion medium for customers in this age group as they are less "hits-driven" than younger age groups, typically can afford to buy more titles at one time, often own PCs and generally have credit cards, which are generally used to make electronic payments.

    Historically, the music industry has benefited from innovations in technology, such as the introduction of the CD in 1983. Over the last ten years, much of the industry's growth resulted from consumers replacing existing music collections with the CD format. According to the RIAA, domestic music sales grew from $5.6 billion in 1987 to $12.5 billion in 1996. In recent years, however, music sales growth has slowed due to a number of factors, including a shortage of major releases by new artists and a slowdown in the rate of growth of CD sales, as consumers have replaced most of their music collections. Nevertheless, the number of retailers distributing music during this time period has increased, resulting in greater competition and the closure of a number of traditional record stores. For example, according to the RIAA, traditional record stores' market share of music sales dropped from a peak of 72% in 1989 to 50% in 1996. During the same time period, stores such as mass merchandisers, discount chains and consumer electronics stores have increased their market share from 16% to 32% and music clubs have increased their market share from 8% to 14%.

BUSINESS STRATEGY

    The Company's strategy includes the following key elements:

    Create Strong Brand Awareness. The Company believes that building brand awareness of the N2K websites is critical to attracting and expanding its global Internet user base. N2K promotes its brand identities through on-line and traditional media, event sponsorships and other marketing activities. The Company enhances brand awareness of its individual websites by providing original and proprietary content, providing consumers the ability to purchase music and related merchandise and establishing strategic and bounty relationships whereby other websites engage Music Boulevard as their on-line music retailer and content provider.

    Develop Key Industry and Website Alliances. The Company seeks to establish strategic alliances with global music and media companies to attract additional users to, and increase brand awareness of, the Company's websites. Strategic alliances include those with AOL, Excite, Netscape, WebTV, @Home, CBS Cable (country.com), Virgin Records and PointCast, pursuant to which N2K is the exclusive or a preferred on-line music retailer or fulfillment source for each of these companies' respective websites. The Company views these agreements as a significant competitive advantage. In addition, N2K has established its Remote Access Music ("RAM") program, whereby third-party websites may register with N2K and establish hyperlinks to Music Boulevard for on-line music retailing.

    Offer Largest Selection of Music and Related Merchandise. The Company's merchandising strategy centers around offering users one of the largest collections of music and related items (including over 200,000 CDs, cassettes, LPs, videos, and related music items) in a multimedia, interactive and personalized environment. Through the Company's emod system, users can also digitally download a select number of singles. The Company believes that its extensive music catalog, combined with specific artist features, music reviews, sound samples and music videos, draws users into areas of personal interest and generates incremental sales by exposing consumers to music for which their knowledge or access may be limited or which may be unavailable in traditional retail environments.

    Build User Communities and Attract Advertising. The Company's strategy is to build global on-line communities around specific genres of music, all of which link to the Company's retail website, Music Boulevard. The Company believes that organizing its websites by music genres such as rock, jazz, country and classical music parallels traditional radio and other media formats as well as consumer buying patterns. By organizing its websites by music genre, the Company is able to aggregate targeted demographic user groups, thereby offering advertisers and sponsors access to highly defined audiences. These targeted user groups enable advertisers and sponsors to customize their messages through banner advertisements, event and program sponsorships and music recording promotions. The Company provides its advertisers and sponsors with quantitative feedback on the effectiveness of their website advertising and sponsorship programs.

    Expand International Presence. The Company intends to capitalize on the global nature of the Internet to build an international user base by creating local language versions of, and culture-specific content for, the Company's websites. The Company has established a wholly-owned subsidiary in Japan, the world's second largest market for recorded music sales, and has launched Japanese versions of Music Boulevard and Jazz Central Station. The Company has also entered into other agreements with Shinseido, Inc. and MSI to provide a significant number of additional local-content music titles in Japan and European markets. The Company has also entered into an agreement with MTV Networks, on behalf of MTV International Networks, to create localized MTV-Music Boulevard sites for Europe, Brazil, Japan and Asia.

    Leverage Infrastructure Through Multiple Websites. The Company intends to utilize its current infrastructure to enhance existing, and add new, genre and artist websites. Retailing components in each genre website are dynamically driven from Music Boulevard databases, and are presented within the interface and design of the genre website. The Company believes that both users and advertisers prefer websites designed for specific audiences and that a multiple website approach enhances the Company's ability to promote content within each website, encourages more users to bookmark the Company's websites and attracts greater numbers of third-party hyperlinks to the Company's websites.

    Build and Leverage N2K Encoded Music Label. The Company has established its own record label, N2K Encoded Music, which uses the Company's websites, as well as record stores and other traditional distribution channels, to promote, distribute and sell original and licensed artist recordings. The Company believes that it can leverage its Internet platform by promoting and selling its own proprietary titles produced by N2K Encoded Music. The artists and products of N2K Encoded Music also provide an additional source of engaging content for the Company's genre websites.

N2K WEBSITES

    The Company's music retail website is Music Boulevard (musicblvd.com), around which the Company organizes its genre-specific music websites, Rocktropolis (rocktropolis.com), Jazz Central Station (jazzcentralstation.com) and Classical Insites (classicalinsites.com). In addition to these genre websites, the Company also hosts websites for such artists as David Bowie (davidbowie.com), The Rolling Stones (stonesworld.com) and Leonard Bernstein (leonardbernstein.com). As part of its multiple website strategy, the Company assigns, whenever possible, a separate universal resource locator or "URL" to each of its genre and artist websites, and continually reviews and revises these websites to provide both an interesting and easy to use on-line experience. The Company believes that both users and advertisers prefer websites with distinct URLs designed for specific audiences.

    Music Retail and Genre Websites. The Company believes that by providing a wealth of information in a highly personalized, interactive context, it creates an entertaining environment that attracts traffic to its websites, fosters brand awareness and encourages purchases of music and related merchandise. The Company's existing music retail and genre websites include the following:

  musicblvd.com

    Music Boulevard is the Company's flagship website, featuring a rich graphical and musical environment containing over 75,000 graphic images and offering over 200,000 CDs, cassettes, LPs, videos and related music items. The Music Boulevard URL leads to a home page containing site navigation, featured store specials, site features, search capability and links to genre-specific store departments. Users may choose desired locations by clicking on a navigation bar or hyperlinked text allowing them to begin (i) purchasing music items on-line and checking their order status; (ii) searching for artists, titles, songs or compositions; (iii) accessing specials and sales promotions;
(iv) linking to genre departments including Rock/Pop, Alternative, R&B/Hip-Hop, Jazz, Classical, Country, World Music, Shows & Soundtracks and Various & Family;
(v) accessing features such as music news, pre-release ordering section, Billboard and Music Boulevard charts, over 60,000 reviews and features from allstar, Jazz Track (news from Jazz Central Station) and CI Classical Review (news from Classical Insites), and articles from SPIN, JazzTimes, Puncture, Fanfare, Dirty Linen, Relix, Blues Access and IAJE Jazz Educators Journal magazines; (vi) joining the Frequent Buyer's Club; (vii) linking to the area containing the most recently purchased albums in each genre; and (viii) listening to sound samples in MPEG, RealAudio or Liquid Audio formats.

    A personal shopping cart allows the user to select merchandise for purchase while navigating through Music Boulevard. Items can be added to or subtracted from a shopping cart at any time. As a user completes a search, similar or complementary artists and titles are suggested. By pressing the "buy" button, the customer completes the ordering process. See "--Ordering, Fulfillment and Customer Service." Music Boulevard customers can join a Frequent Buyers Club and receive a free CD after purchasing a certain quantity of CDs. To join the Frequent Buyers Club, customers complete a brief survey which provides valuable demographic data. The Company currently utilizes the Frequent Buyers Club data to analyze customer shopping trends and demographics, and is evaluating ways in which it may utilize this data to customize marketing programs. Each Music Boulevard department contains new releases, on sale items, daily and weekly featured reviews, a sales promotion billboard and virtual endcaps with sale pricing, icons for audio samples and short editorial copy.

  rocktropolis.com

    The Rocktropolis website is an in-depth, multimedia entertainment and information resource for the global rock and pop music communities. Rocktropolis offers a comprehensive guide to the world of rock and pop music, enabling users to listen to live performances, discuss their favorite artists and access music reviews on-line. Each area of Rocktropolis has a unique design and advanced multimedia elements, as well as engaging content. Rocktropolis' primary areas include: Events, Talk, Search, Rocktropolis Radio and News. Events features live and archived cybercasts of artist concerts and interviews. Featured artists have included David Bowie, Sting, Beck, Sex Pistols, Porno for Pyros, Bush, The

Tragically Hip, Chemical Brothers, Motley Crue, Los Lobos and Sheryl Crow. Talk features special-event chats, 24-hour chat rooms and bulletin boards. Search enables users to retrieve news stories, gossip items, album reviews and other information about their favorite artists. Search also features links to the Company's artist websites, including the David Bowie and Rolling Stones websites. Rocktropolis Radio features four separate pre-selected streaming audio stations covering Rock, Electronic, Punk and College genres. News is the home of the award-winning allstar on-line music magazine, which provides daily music news and gossip. allstar features album and live reviews, as well as in-depth interviews with some of rock music's most important musicians.

  jazzcentralstation.com

    Jazz Central Station is an in-depth jazz, multimedia music entertainment and information resource bringing together jazz fans, musicians, educators and industry leaders from around the globe. Jazz Central Station features live chats with renowned artists, in-depth information, artist interviews, sound clips and educational resources for music students. The site spotlights a rotating roster of jazz artists as well as listings of current and upcoming album releases, tour schedules, concerts and festivals worldwide. Jazz Central Station is home to the Chick Corea website, and official sites for Miles Davis (milesdavis.com)and Wynton Marsalis (wyntonmarsalis.com) are expected to be launched in mid-1998. Jazz Central Station also hosts artist sites for Joshua Redman and Gerry Mulligan. Additionally, Jazz Central Station is the only website to offer a continuous audio stream of WBGO 88.3 FM, a leading jazz radio station.

    Jazz Central Station is the official website for JazzTimes magazine, the International Association of Jazz Educators (IAJE), George Wein's Festival Productions (producer of the JVC Jazz Festival), the Playboy Jazz Festival and the North Sea Jazz Festival. In 1996, Jazz Central Station inaugurated the first annual JCS Global Jazz Poll.

    Jazz Central Station has an acclaimed Board of Advisors, including Chick Corea, Quincy Jones, Ramsey Lewis, Bruce Lundvall, Dan Morgenstern and George Wein.

  classicalinsites.com

    Classical Insites is an in-depth, multimedia music entertainment and information resource for the global classical music community. Classical Insites offers a comprehensive guide to the world of classical music, enabling users to explore the history and personalities of classical music, listen to performances and discussions by legendary artists, seek out worldwide classical music events and purchase music and related merchandise on-line. In addition to text, features are enhanced by graphic and multimedia elements. Classical Insites' primary areas include: The Hall of Fame, a gallery of great classical composers and performers (including recent inductees Luciano Pavarotti, Leontyne Price, Yo-Yo Ma and Pierre Boulez); and The Performance Center, including a concert hall (featuring broadcasts, performances and other events), a spotlight area (introducing the work of important, lesser-known composers and performers), an information booth (providing links to performing organizations around the world) and a screening room (featuring exciting new films and great film scores). Other highlights of Classical Insites include the official website of Leonard Bernstein (leonardbernstein.com).

    Classical Insites also hosts the official website of WQXR (96.3 FM), one of the country's leading classical music radio stations, offering music listings, program information and a live audio stream to allow users worldwide to hear WQXR's classical programming. Classical Insites' users can enjoy on-line editions of Fanfare Magazine (a leading classical music publication) and CI Classical Review (an in-house publication of CD reviews and feature articles). Among its plans for 1998, Classical Insites intends to launch the official website of Cecilia Bartoli (ceciliabartoli.com), one of the world's renowned mezzo-sopranos, and to produce and present special on-line programming through the Company's new relationship with the Library of Congress. Classical Insites will also announce the winners of its first Global Classical Music Poll, in which users voted for their favorite artists. The Lifetime Achievement category of this award is being voted on by Classical Insites' distinguished Board of Advisors, which includes Betty Allen, Marilyn Bergman, Nina Bernstein, John Corigliano, Peter Gelb, Charles Hamlen, Omus Hirschbein, Bobby McFerrin, Arnold Steinhardt, Michael Tilson Thomas and Charles Webb. The Board of Advisors is composed of artists and industry leaders that as a whole represent the various aspects of the diverse classical music community.

    Artist Websites. The Company's artist websites include interviews, discographies, sound and video samples, artists' best recordings, artists' recommended listening and touring and biographical information. These artist websites each have a separate URL.

  davidbowie.com

    The David Bowie website contains many features on the artist, including an exploration of his latest album releases, Outside and Earthling. The website also takes visitors inside the murder-mystery world explored in Bowie's short story, "The Diaries of Nathan Adler." The website features sound samples, band biographies, concert clips and information, interviews, cover art, the full text of "The Diaries of Nathan Adler" and information on Bowie's latest releases and tours (including coverage of his 50th Birthday Concert at Madison Square Garden). David Bowie's Telling Lies was one of the first singles to be released exclusively on the Internet. The single has been digitally downloaded over 300,000 times by website visitors. In addition, the website contains a special section featuring the artist's selected websites and samples of his digital art. Bowie fans can communicate with each other and with the artist via the website's Message Board.

  stonesworld.com

    Stones World is a Rolling Stones website that features an extensive overview of the band. The website features a comprehensive catalog of the Rolling Stones' music, comprised of five separate sections: Discography, Down on the Corner, Mile Stones, Index and a welcome message from Mick Jagger and Keith Richards. This website incorporates sound samples, live concert clips, band and concert information, interviews, archival photos, full lyrics and an interactive poker game. Stones fans can communicate with each other via the website's Message Board.

  leonardbernstein.com

    The Leonard Bernstein website is the official website celebrating Leonard Bernstein's life and legacy, developed in conjunction with the Bernstein family and estate. Drawing primarily on the vast archive of Bernstein materials left to the Library of Congress, this website presents a multifaceted portrait of Leonard Bernstein through an extensive collection of rare documents, photographs, interview excerpts, audio samples and video material. Visitors to the Leonard Bernstein website enter a virtual rendition of Bernstein's actual studio and can explore "themes" that offer unique insight into this great American musician's creative mind. The website offers users the opportunity to read from a selection of Leonard Bernstein's private letters and peruse his manuscript scores, working notes, rare photographs, programs and more. Among some of the website's offerings were exhibits featuring West Side Story (including documentation of its long and complicated genesis), The Young People's Concerts with the New York Philharmonic (including letters from devoted fans of all ages whose lives were changed by these ground-breaking educational programs) and Bernstein's 1943 debut with the New York Philharmonic. Many of the elements featured on the website have never before been available to the public. Special Leonard Bernstein recordings and related merchandise are available exclusively through Music Boulevard.

    International Websites. The Company intends to capitalize on the global nature of the Internet to build an international user base by creating local language versions of, and localized content for, the Company's websites. The Company has established a wholly-owned subsidiary in Japan, the world's largest market for recorded music sales, and has launched Japanese versions of Music Boulevard (musicblvd.com/jp) and Jazz Central Station (jp.jazzcentralstation.com). The Company has expanded the number of titles offered and has provided more localized product to international markets through creating alliances with international fulfillment operations. The Company has entered into an exclusive agreement with Shinseido Inc., the leading music retail chain in Japan, to add more than 175,000 new local-language music titles to the Japanese version of Music Boulevard beginning in the fourth quarter of 1998. The Company has entered into an agreement with MSI whereby MSI will provide at least 150,000 international titles to Music Boulevard's catalog of offerings and create a fulfillment center in the Netherlands to serve European markets commencing in the second quarter of 1998. The Company has an agreement with MTV Networks, on behalf of MTV International Networks, to create localized MTV-Music Boulevard sites for Europe, Brazil, Japan and Asia. The Company also offers registration and ordering instructions on Music Boulevard in English, Japanese, German, French and Spanish.

N2K ENCODED MUSIC

    In January 1997, the Company launched its own record label, N2K Encoded Music, to create, produce, license, acquire and market high-quality recorded music, which is distributed through the Company's websites as well as through record stores and other traditional retail and distribution channels. N2K Encoded Music currently produces recordings across several music genres, including rock, pop, jazz, classical and blues. In building and expanding the N2K Encoded Music record label, the Company licenses master recordings from other record labels, acquires master recordings and publishing catalogs and signs artists to the record label. Through its websites, the Company features and promotes individual artists who are signed to the N2K Encoded Music label. The Company anticipates that in the short-term the majority of N2K Encoded Music's new recordings will be sold in traditional record stores.

    Phil Ramone, a noted independent record producer, is the President of N2K Encoded Music. In such capacity, Mr. Ramone is responsible for managing, conducting and developing the business of N2K Encoded Music, including signing recording artists to perform for the N2K Encoded Music label and serving as Producer or Executive Producer for one or more of its albums. Mr. Ramone has produced albums for a variety of well-known recording artists, including Billy Joel, Paul Simon, Chicago, Barbra Streisand, Paul McCartney, Elton John and Frank Sinatra, among many others. He has also produced soundtracks or albums for the following films: A Star is Born, Flashdance, Ghostbusters, On Her Majesty's Secret Service, Midnight Cowboy, Reds, Shampoo, Stand By Me, White Nights and Yentl, as well as sixteen Broadway plays including Chicago, A Funny Thing Happened on the Way to the Forum, Hair, Passion, The Wiz, Starlight Express and Promises, Promises. In addition to numerous platinum and gold albums and singles, Mr. Ramone has received eight Grammy Awards and many other music awards.

    On October 16, 1996, the Company and Sony's RED Distribution entered into a letter agreement providing that Sony's RED Distribution will be the exclusive distribution agent in the United States for the N2K Encoded Music label. The agreement has a three-year term which expires on October 15, 1999 and provides for payment to Sony's RED Distribution of a distribution fee equal to a graduated percentage of net sales. The agreement also provides that the Company will deliver at least 12 previously unreleased, newly compiled or recorded studio albums during each year of the term of the agreement.

    N2K Encoded Music promotes its image as a multimedia, Internet-oriented label. The Company uses its websites to promote the N2K Encoded Music label and intends to create a website or featured artist area within an existing N2K website for each of its recording artists.

    For each artist recording, N2K Encoded Music creates a tailored marketing plan. In conjunction with an artist's release, N2K Encoded Music employs traditional marketing efforts, including the coordination of radio advertisements, distribution of CDs to radio syndicates to encourage air-time play, distribution of point-of-purchase displays to retail locations and organization of live performances and appearances for the artist. The Company also uses its websites to promote artists' releases. Users are directed to an artist's website or featured area for editorial content, sound and video samples, digital downloading of singles and samples and artist cybercasts. The Company also creates banner ads on its websites announcing an artist's release and intends to utilize its strategic partners for co-marketing. The Company believes that these promotional tactics differentiate N2K Encoded Music from other labels.

STRATEGIC ALLIANCES

     The Company has formed a strategic alliance with AOL under an interactive marketing agreement, pursuant to which, among other things, N2K is featured as the exclusive on-line music retailer within AOL's MusicSpace channel, receives an anchor tenant position on AOL's Shopping channel, participates in a variety of banner advertising opportunities and is assigned specific keywords within the AOL service. In addition, AOL shares in a portion of the Company's sales proceeds and advertising revenues. The Company has also entered into an agreement with AOL for promotional and anchor tenant buttons on aol.com's home and principal shopping pages. Similarly, the Company has entered into a sponsorship agreement with Excite (the "Excite Contract"), pursuant to which Music Boulevard is the exclusive retail music store sponsor of the excite.com website, provides certain music-related content to the excite.com website, created a co-branded area of Music Boulevard and participates in joint promotions to customers of this co-branded area. The Company has also entered into a website services agreement with Netscape (the "Netscape Services Agreement"), pursuant to which the Company produced, developed and manages a retail website modeled after Music Boulevard that is promoted by Netscape and is readily accessible by visitors to Netscape's website to purchase music products and access related information. N2K has established strategic agreements as most prominently featured music content provider and on-line music retailer for WebTV, as most prominently featured music content provider and exclusive music retailing anchor tenant for @Home, as exclusive on-line product fulfillment source for the Virgin Records website, and the advertising music sponsor and preferred on-line music retailer for the PointCast Network.

     Some of the key aspects of the Company's strategic alliances include the following:

    o Under the terms of the AOL Contract, N2K and AOL share revenues generated from the sale of advertising, sponsorships, CDs and related merchandise. Music Boulevard is featured as the exclusive on-line music retailer within AOL's MusicSpace channel, receives an anchor tenant position on AOL's Shopping channel, participates in a variety of banner advertising opportunities and is assigned specific keywords within the AOL service. The AOL Contract has a term of three years and is renewable at the option of AOL for additional one-year terms. The AOL Contract also provides for promotional and anchor tenant buttons on aol.com's home and principal shopping pages for a one-year term. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    o Under the terms of the Excite Contract, N2K and Excite share the gross margins realized by the Company on revenues generated from transactions, advertising, sponsorship and promotions on Music Boulevard as a result of users referred from the excite.com website. The Excite Contract provides for the Company to pay Excite an initiation fee and an annual exclusivity fee, as well as an annual sponsorship fee for on-going programming, links, placements, advertisements and promotions. The Excite Contract has an initial term which expires on November 17, 1999. Pursuant to the terms of the agreement, Excite is obligated to offer the Company the right of first refusal to negotiate with Excite for renewal of the Excite Contract. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    o Under the terms of the Netscape Services Agreement, N2K and Netscape share revenues from the sale of certain music products, advertising services, subscriptions to content, fees paid by content providers for the provision of pay-per-view access to end users and sponsorships over the two-year contract term. The Netscape Services Agreement provides for the Company to pay Netscape $1.0 million on December 18, 1998, 12 months after the date on which the service was fully functional and accessible to end users and a second payment of $1.0 million 18 months after such date. Under the Netscape License Agreement, the Company has agreed to pay Netscape a one-time license fee of $4.0 million, $3.0 million of which was paid in 1997 and the remainder of which is due on March 28, 1998.

    o The Company's agreement with WebTV involves the sharing of revenue generated as a result of traffic on the Company's pages within the WebTV Network, including net revenues and royalties from advertising, premium services (including, but not limited to, periodic pay-per-view or pay-per-play programs) and transactions (including, but not limited to, revenues from merchandising products/services, other promotions and follow-on transactions). The WebTV agreement expires in September 1998.

    o The agreement between the Company and @Home requires the Company to share net revenues with @Home from the sale of both music products and non-music products such as clothing, videotapes and computer accessories. Any net fees or net advertising revenues generated from any of the five exclusive events to be created annually by the Company for @Home customers only are shared. The agreement with @Home is for an initial term of one year, expiring June 6, 1998, and provides for an automatic renewal for an additional one-year term.

    o The Company's agreement with CBS Cable, owner and operator of TNN, CMT, and its website, country.com, requires the Company to share (i) net revenues with CBS Cable from the sale of both music products and non-music products, such as apparel, video tapes, and other music related products and (ii) any net fees or net advertising revenues generated from advertising placed on any of the co-branded pages on both Country Music Boulevard and country.com. The agreement expires five years following the launch date of the co-branded site named Country Music Boulevard and can be terminated earlier by either party in the event that certain revenue targets are not achieved.

    o The Company's agreement with Virgin Records involves the payment by the Company to Virgin Records of a royalty on sales of all products sold by the Company to customers who have linked from the Virgin Records website prior to making a purchase. The agreement with Virgin Records had an initial term of one year, was extended for one year on October 27, 1997, and has automatic renewal terms.

    o The Company has an agreement with MTV Networks, on behalf of MTV International Networks, to create localized MTV-Music Boulevard sites for Europe, Brazil, Japan and Asia. The agreement involves the payment of a royalty on sales of all products coming through the local MTV-Music Boulevard sites. The Company has one year from the date of the agreement to launch each local Music Boulevard site, and the agreement has a one-year term from the launch date of each site.

    o The Company pays an annual sponsorship fee to PointCast and also pays PointCast a royalty on the sales of all products sold by the Company to designated PointCast users.

    o The Company receives an administration fee based on a percent of gross advertising revenues, and shares net advertising revenues with WBGO. The Company is required to incur certain non-material development and maintenance expenses for the related website during the contract term. The agreement expires in September 1999, with automatic one-year renewals.

    o Pursuant to the Company's website development agreement with Interstate Broadcasting Company, Inc., the licensee of WQXR, the Company is required to pay for all design and production costs related to the development and maintenance of the WQXR website. The WQXR agreement provides for an initial contract term which extends one year from the website's launch date of November 14, 1996, with one automatic one-year renewal.

SALES AND MARKETING

    The Company's overall sales and marketing strategy is designed to effectively merchandise music and related products sold through Music Boulevard by building brand awareness, attracting repeat users and driving traffic to N2K's websites. The Company utilizes a combination of external advertising and promotion, internal promotion and product merchandising and on-line partnering programs, including the RAM program, to accomplish these objectives. The Company currently employs approximately 48 people in its sales and marketing department.

    Website Promotion

    The Company utilizes strategic alliances to increase brand awareness and drive traffic to Music Boulevard. In addition, the RAM program enables independent websites to offer their users the ability to purchase CDs, cassettes and music-related merchandise through a link to Music Boulevard, earning a commission on items sold through their website. The Company also employs a combination of on-line and off-line advertising and promotion campaigns to stimulate traffic to its websites. The Company purchases targeted "keyword" advertising on search engines and directories such as Lycos, Hot Bot and Infoseek, and on selected destination websites such as E!Online, Billboard.com and PointCast, which have targeted demographics similar to those of N2K's users. In addition, the Company attracts customers through negotiated cost-per-lead and cost-per-click arrangements with such sites as AudioNet, Preview Travel, Big Yellow and the DoubleClick Direct network. Generally, these advertisements are in the form of interactive banners. The Company establishes hyperlinks between N2K websites and artist and fan club websites, posts in music-related newsgroups and secures reviews and event notices in appropriate directory websites.

    The Company is building its brand awareness through television and print advertising. The Company expects to spend between $5.0 million and $8.0 million in traditional advertising during the 1998 calendar year. The Company also intends to run an extensive print advertising campaign in appropriately targeted publications in the late spring and summer months of 1998. The Company has a proactive public relations program and participates in trade shows, conferences and speaking engagements.

    The Company also promotes its Music Boulevard website through hyperlinks from record label websites and through its relationship with SoundScan. The Company believes that hyperlinks between Music Boulevard and record label websites are attractive to record companies who do not sell to consumers directly on their own websites because of conflicts with retailers. In its relationship with SoundScan, the Company reports its weekly recorded music transactions taking place on its Music Boulevard website. SoundScan uses this information, along with data from the vast majority of music retail locations nationwide, to tally U.S. music sales. This data is the exclusive criteria for compiling the Billboard charts, and qualifies the N2K network of websites as a potential advertising medium for record labels.

    Merchandising and Customer Programs

    A key part of the Company's merchandising and customer acquisition and retention strategies is its ability to link its music genre, artist and title-specific content, such as record reviews, artist profiles and special promotions, to the music ordering section of Music Boulevard and stimulate and facilitate consumer purchases of CDs, cassettes and related merchandise.

    Pricing. The Company adjusts pricing strategies and tactics as necessary to maintain competitiveness. The Company's strategy is to price aggressively all recent releases and popular titles. The Company seeks to encourage the purchase of multiple titles by capping shipping costs and guaranteeing two-day delivery within the U.S. for purchases of five titles or more.

    In-Store Merchandising. The Company utilizes numerous merchandising features to encourage and enhance a consumer's buying experience. The Company believes that the user's ability to listen to audio samples from a selection of over 350,000 songs is a significant incentive to purchase. Prior to making a purchase on Music Boulevard, a consumer can also access a variety of information about an artist, music group, album or music genre.

    The Company regularly creates artist and sales programs on its music websites to maximize visibility and sell-through. The Company contracts with Billboard to display the top selling music charts on the Music Boulevard website, which the Company believes provides the consumer with an effective resource for locating samples and sale pricing. The Company has enabled its customers to purchase upcoming popular album releases not yet appearing in conventional retail stores. These titles are delivered to Music Boulevard customers on their respective titles' release dates. The Company promotes these sales events via ad banners both on N2K websites and others' websites.

    Exclusive Product Distribution. Through its relationships with music artists and their business representatives, N2K has in the past made arrangements with several well known artists to sell selected recordings exclusively through the Music Boulevard distribution channel. The Company intends to continue to pursue such relationships in the future. In addition to generating a higher profit margin, these exclusive releases are not available through any other music retailers, giving Music Boulevard a significant competitive advantage.

    Push Marketing. The Company has created virtual listening posts, which consist of CD covers prominently displayed with audio samples in multiple formats, competitive sale pricing and "Order Now" buttons on Music Boulevard and in the individual music genre department storefronts. The Company believes that record labels find the virtual listening posts attractive for promoting new CD releases.

    Customer Acquisition and Conversion. The Company collects user information through a variety of programs which require registration on both Music Boulevard and the genre websites and enable the Company to collect demographic data which can be used to market directly to the Company's customer base. Such programs include sweepstakes, contests, coupon giveaways, free shipping and other sales promotions to generate new business.

    Customer Retention. The Company has implemented a Frequent Buyers Club membership program, allowing members to receive a free CD after a certain number of purchases. The Company believes that a major benefit of this club is the ability to collect user demographics and attempt to capture all or a greater portion of a member's on-line music purchases. The Company uses an existing technology, known as "cookies," to keep track of basic user actions and sessions on the Music Boulevard website. The Music Boulevard cookie is able to restore a customer's shopping basket and on-line session, even if the customer leaves the website and returns later. The Company believes the use of this technology facilitates and encourages customers to spontaneously visit N2K's websites.

    One-To-One Marketing. The Company believes that database marketing enhances its ability to know its customers' music and lifestyle preferences which provides its customers with a more personal and enhanced experience. After collecting consumer data, the Company uses e-mail to send customers compelling messages of discount coupons, new releases and special sales, among other things, depending on the customer's previous purchasing and browsing behavior. The Company is implementing Collaborative Filtering software developed by Net Perceptions Inc. to personalize the Music Boulevard website to each individual customer and provide CD recommendations derived from past buying behavior and buying patterns among the entire Music Boulevard community of customers.

ADVERTISING SALES AND SPONSORSHIPS

    The Company has positioned its websites as an interconnected on-line music network, offering advertisers and marketers the ability to reach highly targeted communities of music fans worldwide. Advertisers on the Company's websites have included MCA Records, Intel, Microsoft Corp., Sony Online Ventures, IBM and MasterCard, among others. Advertisers are offered a variety of advertising options which can be combined in different percentages to reach the desired advertising mix. The Company has implemented NetGravity's software package for advertising space management, tracking of page impressions and reporting to advertisers.

    The Company utilizes various advertising models to allow for a high degree of flexibility in responding to individual advertisers' needs. The Company has implemented a graduated cost per thousand ("CPM") rate structure, charging a higher CPM for its more highly targeted audiences. The Company intends to reserve a portion of its available advertising inventory in order to promote the sale of merchandise and to feature content and events on its websites.

    The forms of advertising currently offered on the Company's websites include banners, virtual endcaps, featured content presentations and integrated page icons. Advertisements are displayed on home pages, store departments, search results, artist discographies and on sale and new release listings, among other high traffic Music Boulevard locations. These advertising spaces can be dynamically served through the use of NetGravity software to rotate, change or target existing messages or increase the number of advertisements delivered in a given space.

    The Company also offers advertisers and marketers alternative forms of website advertising. The Company's advertising model includes sponsorship packages to encourage users to associate specific content with an identified sponsor. Sponsorship fees are fixed according to time-based arrangements. The Company utilizes a combination of internal direct sales personnel and external agencies to solicit and service advertisers on the Company's websites.

ORDERING, FULFILLMENT AND CUSTOMER SERVICE

    The Company has designed its ordering system to be easy-to-use and simple to understand. In order to maintain high customer satisfaction and price competitiveness, the Company places an emphasis on reliable product fulfillment. At any time during a visit to Music Boulevard, a customer can click on the "Order Now" button to place an item in his or her personal shopping basket. The customer can continue to shop the website, adding chosen items. When the customer is ready to submit an order, he or she simply returns to the order page, chooses a shipping method (U.S. Mail, 2-Day Federal Express or Federal Express Overnight to customers from the U.S. and air mail and DHL Express to non-U.S. customers) and a payment method. If not previously registered with Music Boulevard, a customer is prompted to register at the time of purchase and to enter his or her name, address and password. The customer then has the option of securely submitting credit card information on-line or calling or faxing the information to the Music Boulevard Customer Service Department. Music Boulevard also provides the option of payment by check or money order. By assigning a password to every buyer, the Music Boulevard ordering process facilitates repeat purchases by eliminating the need to re-submit credit card and shipping information for subsequent orders. The Company keeps customers informed regarding the status of their orders by sending e-mail messages, including notification of the receipt and shipment of each order and whether an item is back-ordered.

    The Company primarily uses Valley Record Distributors ("Valley"), a third-party fulfillment operation, to ship CDs, cassettes, LPs, videos and related music items. All inventory is owned and stored by Valley. Four times daily, the Company batches customer orders and electronically transmits them to Valley. The Company uses a secure network through which it transmits data to Valley, thereby helping to ensure customer security as well as data integrity.

Valley picks, packs and ships customer orders, and charges the Company negotiated rates for merchandise, shipping and handling. Customer billing is performed by the Company, which utilizes a third-party credit card processor, First USA, Inc. If a customer's selection is not in stock, Music Boulevard sends an e-mail to notify the customer of the backlogged items. To date, the Company has experienced a return rate of approximately 1% of all CDs and cassettes sold.

    The Company has expanded the number of titles offered and has provided more localized product to international markets through creating alliances with international fulfillment operations. The Company has entered into an exclusive agreement with Shinseido Inc., a leading music retail chain in Japan, to add more than 175,000 new local-language music titles to the Japanese version of Music Boulevard beginning in the fourth quarter of 1998. The Company has entered into an agreement with MSI whereby MSI will provide at least 150,000 international titles to Music Boulevard's catalog of offerings and create a fulfillment center in the Netherlands to serve European markets commencing in the second quarter of 1998. The Company also offers registration and ordering instructions on Music Boulevard in English, Japanese, German, French and Spanish.

    The Company believes that high levels of customer service and support are critical to the value of its services and to retaining and expanding its user base. Accordingly, the Company has significantly increased its staffing levels in the Customer Service Department and currently employs 25 representatives on a full-time basis and 7 representatives on a part-time basis. Music Boulevard Customer Service representatives are available 24 hours a day on weekdays, and 10:00 AM to 6:00 PM EST on weekends for customer service through a combination of e-mail, fax and a toll free telephone number, 1-800-99MUSIC. Customer service is assisted by automated e-mail notifications which greatly assist in keeping customers up-to-date on the status of their orders. Company representatives handle general questions about the service as well as register customers' credit card information over the phone. The Company believes that these representatives are a valuable source of feedback regarding user satisfaction, which the Company uses to improve its services. Customers of the Company are not charged for service and support.

TECHNOLOGY

    The Company has developed sophisticated information services delivery and user tracking systems by integrating third-party systems, when available, and by developing proprietary tools. The Company's integrated systems and tools provide functionality in seven primary areas: (i) multimedia asset management, (ii) website development, (iii) audio encoding and on-line delivery, (iv) fault tolerance, (v) security, (vi) scalability and (vii) advanced technologies. At the same time, the systems and tools provide scalability to maintain performance as the number of users of the system and the amount of data processed increases and to add new functionality as new needs and technologies emerge.

    Multimedia Asset Management. Central to the Company's system is a database management system necessary to index, retrieve and manipulate the Company's continuously growing multimedia content. The database management system allows for rapid searching, sorting, viewing and distribution of, among other things, audio samples, video clips, cover art and photos. The Company has chosen Oracle
7.3 as its database management system. Based on the quality and creativity of the Company's interfaces, Oracle Corporation selected the Company as one of its featured developers for Oracle Open World, its infomercial and international product roadshow which was introduced in 1996.

    Website Development. The catalog of CDs and cassettes, stored in an Oracle database, forms the core of the music entertainment content collection and contains links to related content (e.g., audio samples, images, editorial content and charts). Each individual page of the Company's Music Boulevard website is built dynamically from these elements using a proprietary web page template technology. This template technology results in the separation of the page look and feel from the individual data elements, which eliminates software updates for page layout changes and greatly reduces the programming required to maintain a growing amount of content. Templates also enable websites with different formats to seamlessly integrate Music Boulevard store elements such as "search" and "discography" pages. The Company has developed software specifically to enable its editorial and creative staff to develop content tightly linked into this environment. As a result, the Company can efficiently import editorial content from third-party sources such as magazines. For high-volume, non-secure Web transactions the Company uses the Apache web server, a modular, high-performance server.

    Audio Encoding and Delivery. The Company uses a variety of audio compression technologies for its audio samples and downloads, tailoring them to specific applications. In light of current user patterns, the Company uses the popular RealNetworks' RealAudio format for delivering realtime streaming 30-second audio previews and feature-length web broadcasts. The Liquid Audio streaming format, which employs high quality DOLBY Digital compression, is used for realtime preview samples for those tracks which are available for digital distribution. Thirty-second downloadable preview samples are also available in the industry standard MPEG format.

    Each of the Company's audio formats has certain minimum system requirements for hardware and software in order for a user to listen to the audio samples on Music Boulevard. A user must have a multimedia-equipped personal computer and must download software in each format. For example, the minimum system PC requirements for a user desiring to play an audio sample in the MPEG audio format are an MPEG Audio Player and a 386/40mhz CPU on a Windows 3.1 operating system with eight megabytes of random access memory.

    The Company is also actively pursuing new and emerging audio compression technologies for the digital distribution of music. Full-length downloadable master recordings, available via the Company's emod system, are available as DOLBY Digital downloads suitable for transfer to standard audio CDs. emod is the Company's delivery system developed using Music Boulevard's secure transaction engine and music database in tandem with Liquid Audio's encoding and digital distribution systems. The emod system makes it possible to deliver high quality audio on-line to consumers.

    Fault Tolerance. The Company has operated a 24-hour a day, seven-day a week computing facility in the on-line information industry for over ten years. Drawing on this experience, the Company's website architecture uses redundant servers and RAID (redundant array of independent drives) storage systems so that downtime due to system outages or maintenance needs is minimized. The Company is deploying an architecture in which all components of the on-line systems are redundant, allowing continuous operation even in the event of occasional component failures. The Company runs its Oracle database on the Sun Enterprise 4000 server because of its fault tolerant characteristics including redundant, hotswappable components.

    Security. The Company employs a combination of proprietary and commercially available firewalls to keep its Internet connections secure. The Company uses the Apache SSL Server for secure electronic transactions over the Internet. It uses proprietary EDI (electronic data interchange) interfaces and private networks to ensure the security of customer credit card transactions and other order information shared with the Company's fulfillment partners and third party billing company. The Company plans to implement standardized electronic transaction mechanisms (such as Secure Electronic Transaction technology, the standard being developed by major credit card companies) as they become commercially available.

    Scalability. The structure of the Company's hardware and software is built upon a distributed transaction processing model which allows software to be distributed among multiple parallel servers. This architecture allows the Company to scale by either adding new servers or increasing the capacity of existing servers. The current system is designed to scale from 4,000 simultaneous users currently to at least 20,000 users, while maintaining both user performance and cost per transaction. In the rapidly changing Internet environment, the ability to update the application system to stay current with new technologies is important. The system's template technology and modular database design allow the addition or replacement of server-based applications such as multimedia formats and delivery systems, additional EDI-based fulfillment partners and search and retrieval engines. This architecture also enables low-cost, rapid deployment of additional websites that integrate with the shopping and genre websites.

    Advanced Technologies. The Company continually evaluates emerging technologies, new developments in web technologies and CD/DVD ("digital video disc") multimedia authoring. Technologies with which the Company is currently working include Sun's Java language, electronic payment and transaction systems in the service of an international multiple fulfillment distribution system, Real Time Streaming Protocol ("RTSP") for the orderly delivery of multimedia content over the Internet. The Company is implementing Collaborative Filtering software developed by Net Perceptions Inc. to personalize the Music Boulevard website to each individual customer and provide CD recommendations derived from past buying behavior and buying patterns among the entire Music Boulevard community of customers.

COMPETITION

    The market for Internet content providers is highly competitive and rapidly changing. Since the Internet's commercialization in the early 1990's, the number of websites on the Internet competing for consumers' attention and spending has proliferated. With no substantial barriers to entry, the Company expects that competition will continue to intensify. Currently, there are more than one hundred music retailing websites on the Internet. With respect to competing for consumers' attention, in addition to intense competition from Internet content providers, the Company also faces competition from traditional media such as radio, television and print. N2K Encoded Music competes with the major, and other independent, record labels. With respect to recorded music sales, the Company competes with numerous Internet retailers, including traditional music retail chains, record labels and independents with websites on the Internet. In addition, the Company competes with traditional retail stores, including chains and megastores, mass merchandisers, consumer electronics stores and music clubs.

    The Company believes that the primary competitive factors in providing music entertainment products and services via the Internet are name recognition, variety of value-added services, ease of use, price, quality of service, availability of customer support, reliability, technical expertise and experience. The Company's success in this market will depend heavily upon its ability to provide high quality, entertaining content, along with cutting-edge technology and value-added Internet services. Other factors that will affect the Company's success include the Company's continued ability to attract experienced marketing, sales and management talent. In addition, the competition for advertising revenues, both on Internet websites and in more traditional media, is intense. The Company believes that its high-quality music-related content, offered free of charge, is an important differentiation from other music-related and music-merchandising websites.

    Many of the Company's current and potential competitors in the Internet and music entertainment businesses have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger existing customer bases than the Company. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products or services than the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors.

EMPLOYEES

    As of February 28, 1998, the Company had 246 full-time employees, including 161 in operations and development, 48 in sales and marketing and 37 in general and administrative. As of February 28, 1998, the Company also had 21 part-time employees, primarily focused on customer service and 6 consultants, primarily focused on the Company's music entertainment business. The Company's future success depends, in significant part, upon the continued service of its key technical, editorial, sales, product development and senior management personnel and on its ability to attract and retain highly qualified employees. There is no assurance that the Company will continue to attract and retain high-caliber employees, as competition for such personnel is intense. The Company's employees are not represented by any collective bargaining organization. The Company has never experienced a work stoppage and considers relations with its employees to be good.

TRADEMARKS AND PATENTS

    Music Boulevard@ (and its related logo) is a registered service mark of the Company. The Company has also applied for trademark and/or service mark registrations for Music Blvd.(TM), N2K Encoded(TM) and Rocktropolis(TM). In addition, the Company is using allstar(TM), Classical Insites(TM), emod(TM), Jazz Central Station(TM) (and its related logo), N2K(TM), Need To Know(TM) and RAM(TM) as trademarks and/or service marks.

ITEM 2. PROPERTIES.

    The Company's corporate headquarters are located in the New York Information Technology Center in New York, New York. The Company leases its facilities and certain other equipment under operating and capital lease agreements. The Company leases approximately 52,000 square feet of office space at these facilities. The leases for approximately 44,000 square feet, 6,000 square feet and 2,000 square feet expire on August 31, 2002, December 31, 2002 and January 31, 2003, respectively. These facilities offer advanced technology amenities including state-of-the-art voice, video and data transmission and advanced telecom and data security. The Company leases an additional 21,400 square foot facility in Wayne, Pennsylvania which houses the Company's main computer operations. The term of the lease expires on August 31, 2001. There can be no assurance that a system failure at this location would not adversely affect the performance of the Company's services. The Company leases approximately 2,000 square feet of office space in Los Angeles, California. The Company believes that its existing facilities are adequate for its current requirements and that additional space can be obtained to meet its requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

    The Company and 17 other entities have been named as defendants in a civil action captioned Interactive Gift Express v. Compuserve, Inc. et al., which is pending in the U.S. District Court, Southern District of New York, Docket 95 CV 6871 (BSJ). The Company has also been named as defendant in a civil action captioned Parsec Sight/Sound, Inc. v. N2K Inc. which is pending in the U.S. District Court of Pennsylvania, Western District, Docket 98 CV 0118. The plaintiffs in each of these actions allege infringement of certain intellectual property rights, and each seeks treble damages and costs in an unspecified amount, as well as other declaratory and injunctive relief. The Company believes that the claims against it in each action are without merit and intends to vigorously defend against each of them. Moreover, the Company believes that these lawsuits, even if adversely determined, will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

PRICE RANGE OF COMMON STOCK

    The Company's Common Stock has been quoted on the Nasdaq National Market since October 17, 1997. The following table sets forth, for the periods indicated, the high and low sales prices for Common Stock on the Nasdaq National Market.

                                                                  HIGH        LOW
      1997

      Fourth Quarter (beginning October 17, 1997)               $30.75      $13.06
                                                                ======      ======

    As of February 28, 1998, there were 12,156,850 shares of Common Stock outstanding, held by approximately 306 holders of record. This figure does not reflect beneficial ownership of shares held in street or nominee name.


DIVIDEND POLICY

    The Company has never declared or paid any dividends on its Common Stock. The Company does not anticipate paying any dividends on the Common Stock in the foreseeable future and intends to retain all available funds for use in the operation and development of its business. The Board of Directors intends to review the Company's dividend policy from time to time. Any payment of dividends in the future will be at the discretion of the Board of Directors and will be dependent on the earnings and financial requirements of the Company and other factors, including restrictions imposed by the Delaware GCL on the payment of dividends, covenants restricting the payment of dividends in future loan agreements and such other factors as the Board of Directors deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

    During the year ended December 31, 1997, the Company issued securities to a limited number of persons, as described below, in transactions not registered under the Securities Act of 1933, as amended (the "Securities Act"). There was no public offering or general solicitation or advertising in any such transaction, and the Company believes that each transaction was exempt from the registration requirements of the Securities Act by reason of Section 4(2) thereof based on the private nature of the transactions and the sophistication of the offerees and purchasers, all of whom had access to material information concerning the Company and disclosed to them by the Company and acquired the securities for investment and not with a view to the distribution thereof.

    In April 1997, the Company issued 2,480,329 shares of preferred stock (including 17,000 shares as a finder's fee issued to David Darst, an unaffiliated individual) to a class of 18 accredited investors for the aggregate offering price of $7,389,987 resulting in net proceeds of $7,215,531. In connection with the issuance of preferred stock in April 1997, the Company issued warrants to Allen & Company Incorporated to purchase 48,555 shares of Common Stock at an exercise price of $12.00 per share as a placement fee.

    In July 1997, the Company issued Management Notes to three members of the Company's management in the aggregate principal amount of $1,750,000 in exchange for loans to the Company in the aggregate principal amount of $1,750,000, along with warrants to purchase 48,609 shares of Common Stock at an exercise price of $12.00 per share. On October 17, 1997, the Management Notes, including interest, converted into 95,354 shares of Common Stock.

    In August 1997, the Company issued Senior Notes to a group of five affiliated accredited institutional investors and one existing stockholder in the aggregate principal amount of $6,021,600 in exchange for loans to the Company in the aggregate principal amount of $6,021,600, along with warrants to purchase 167,266 shares of Common Stock at an exercise price of $12.00 per share. In connection with the issuance of the Senior Notes in August 1997, the Company issued warrants to Allen & Company Incorporated to purchase 83,389 shares of Common Stock at an exercise price of $12.00 per share as a placement fee.

    In October 1997, America Online, Inc. agreed to purchase 169,779 shares of Common Stock simultaneously with the IPO, which are subject to a put arrangement, and the Company issued a warrant for the future purchase of up to 184,736 additional shares of Common Stock (the "AOL Warrant") to America Online, Inc. for the aggregate offering price (and net proceeds) of $3,000,000. The AOL Warrant is exercisable as to 92,368 shares of Common Stock in October 1998 and as to another 92,368 shares of Common Stock in October 1999, at an exercise price of $19.00 per share.

    In November 1997, the Company issued 2,500 shares of Common Stock to Arthur
S. Weiner for legal services rendered prior to his employment with the Company.

    In 1997, the Company issued an aggregate of 866,194 stock options at a weighted average exercise price of $16.59 per share.

USE OF PROCEEDS FROM REGISTERED SECURITIES

    On October 16, 1997, the Securities and Exchange Commission (the "Commission") declared effective the Company's Registration Statement (No. 333-33105) on Form S-1, as then amended, relating to the Company's initial public offering of 3,829,754 shares of Common Stock, par value $.001 per share, 499,533 shares of which were issued upon exercise of an overallotment option granted by the Company to the underwriters. The managing underwriters for the offering were PaineWebber Incorporated and Unterberg Harris (the "Underwriters"). In connection with the initial public offering, the Company registered the Common Stock under the Securities Exchange Act of 1934, as amended.

    The public offering commenced on October 17, 1997 and terminated upon the sale of all the 3,829,754 shares of Common Stock which were registered for sale. The aggregate offering price of the securities sold was $72,765,326. All 3,829,754 shares of Common Stock were sold for the account of the Company.

    From the effective date of the Registration Statement through December 31, 1997, the Company incurred the following expenses in connection with the issuance and distribution of the Common Stock registered:

      Underwriting discounts and commissions                                $5,093,573
      Finders Fees                                                                  --
      Expenses paid to or for Underwriters                                      12,500
      Other expenses (legal and accounting fees and expenses
            printing and engraving expenses, filing and listing fees
            transfer agent and registrar fees and miscellaneous)             2,334,494
                                                                            ----------
                        Total                                               $7,440,567
                                                                            ==========

    The net offering proceeds to the Company after deducting the foregoing expenses were $65,324,759. Other than the amounts set forth for underwriting discounts and commissions, the foregoing represent reasonable estimates of expenses.

    The Company did not make, in connection with the offering and sale of the Common Stock registered, any direct or indirect payments to directors or officers of the Company or, to the Company's knowledge, their associates; persons owning 10% or more of any class of equity securities of the Company; or affiliates of the Company.

    From October 16, 1997 until December 31, 1997, the net offering proceeds were used as follows:

      Invested in money market and other short-term
          marketable securities                                  $36,000,000
      Payment under the AOL Contract                              10,500,000
      Payment under the Excite Contract                            2,800,000
      Payment under the Netscape License Agreement                 3,000,000
      Repayment of short-term indebtedness - Senior Notes          6,021,600
      Purchase of property and equipment to expand the
          Company's infrastructure                                 1,800,000
      Other working capital needs                                  5,000,000



ITEM 6.     SELECTED FINANCIAL DATA.

                                                                              YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------------------------------
                                                      1997             1996            1995            1994            1993
                                                  ------------     ------------     -----------     -----------     -----------
STATEMENT OF OPERATIONS  DATA(1):
Net revenues                                      $ 11,262,788     $  1,655,704     $    96,505     $        --     $        --
Cost of revenues                                     9,393,539        1,493,764          85,176              --              --
                                                  ------------     ------------     -----------     -----------     -----------
   Gross profit                                      1,869,249          161,940          11,329              --              --
Operating expenses:
  Operating and development(2)                      14,851,666        7,954,616       1,034,617         257,826              --
  Sales and marketing                               11,470,149        2,726,291       1,077,649         173,415              --
  General and administrative                         4,842,842        2,477,995         871,667         896,195         541,241
  Charge for purchased  research and
  development(3)                                            --        5,242,523              --              --              --
                                                  ------------     ------------     -----------     -----------     -----------
  Operating loss                                   (29,295,408)     (18,239,485)     (2,972,604)     (1,327,436)       (541,241)
Interest and other income                              693,881          352,531         106,370          73,359          43,761
Interest expense                                      (653,970)         (52,281)        (18,237)        (48,398)        (82,890)
                                                  ------------     ------------     -----------     -----------     -----------


Loss from continuing  operations                   (29,255,497)     (17,939,235)     (2,884,471)     (1,302,475)       (580,370)
Income (loss) from discontinued
   operations(4)                                      (415,970)        (968,674)      1,289,671       1,444,885       1,085,256
Gain on disposal of discontinued
    operations(4)                                    1,574,493               --              --              --              --
                                                  ------------     ------------     -----------     -----------     -----------

Income (loss) before extraordinary
 item                                              (28,096,974)     (18,907,909)     (1,594,800)        142,410         504,886
Extraordinary item(5)                                 (639,262)              --              --              --              --
                                                  ------------     ------------     -----------     -----------     -----------

 Net income (loss)                                $(28,736,236)    $(18,907,909)    $(1,594,800)    $   142,410     $   504,886
                                                  ============     ============     ===========     ===========     ===========

Basic and diluted income (loss)
     per common share(6):
  Continuing operations                           $      (5.99)    $      (6.50)    $     (1.84)    $     (0.83)    $     (0.37)
  Discontinued operations                                (0.08)           (0.35)           0.82            0.92            0.69
  Gain on disposal of discontinued
   operations                                             0.32               --              --              --
 Extraordinary item                                      (0.13)              --              --              --
                                                  ------------     ------------     -----------     -----------     -----------

  Basic and diluted net income
    (loss) per common share                       $      (5.88)    $      (6.85)    $     (1.02)    $      0.09     $      0.32
                                                  ============     ============     ===========     ===========     ===========

Shares used in computing  basic
    and diluted net income (loss)
    per common share(6)                              4,885,556        2,760,948       1,566,955       1,566,936       1,566,917
                                                  ============     ============     ===========     ===========     ===========

                                                          DECEMBER 31,
                             -------------------------------------------------------------------
                                 1997          1996          1995          1994          1993
                             -----------    ----------    ----------    ----------    ----------
BALANCE SHEET DATA:
Cash and cash equivalents    $36,831,748    $4,483,450    $  547,624    $1,469,764    $  858,272
Working capital               49,442,561     2,054,665         3,960     1,756,815       543,947
Total assets                  64,880,217     9,386,470     1,973,332     2,685,317     1,645,275
Stockholders' equity          53,147,935     4,908,379       648,984     2,243,704       542,130

(1) Telebase Systems, Inc. ("Telebase") was founded in 1984 as a provider of on-line information services. In 1994, Telebase expanded its on-line business strategy to include music entertainment and began expending significant resources to enter this market. In 1995, the Company began offering on-line sales of music through its Music Boulevard website. In 1993, the Company's costs consisted primarily of corporate expenses, i.e., the salaries of the Company's officers and other general overhead expenses. On February 13, 1996, Telebase merged with N2K Inc., a New York corporation ("New York N2K"), and changed its name to N2K Inc. (the "Merger"). In April 1997, the Company decided to discontinue its on-line information services business to focus exclusively on its music entertainment business. See note (4) below.

(2) For the years ended December 31, 1997, 1996 and 1995, the Company incurred costs of $4.1 million, $3.1 million and $0.7 million, respectively, relating to research and development. These amounts are included in operating and development expenses. Research and development costs in 1994 were immaterial.

(3) In 1996, aggregate one-time charges of $5.2 million for purchased research and development were incurred in connection with the acquisitions of New York N2K ($4.1 million in February 1996) and the rock website, Rocktropolis ($1.1 million in June 1996). See Notes 1 and 2 of Notes to Consolidated Financial Statements.

(4) In April 1997, the Board of Directors approved a formal plan of disposal for its on-line information services business and in August 1997, the Company sold substantially all of the net assets of this business. Accordingly, the operating results and assets and liabilities of this business have been accounted for as a discontinued operation and reflected separately from continuing operations. See Note 3 of Notes to Consolidated Financial Statements.

(5) The Company incurred an extraordinary charge to its statement of operations equal to the unamortized portion of the discount associated with the fair value of the warrants that were issued in connection with the Management and Senior Notes (as defined). The extraordinary charge was incurred when the outstanding balance on the Management and Senior Notes was satisfied prior to maturity upon consummation of the Company's initial public offering in October, 1997 (the "IPO").

(6)   See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    N2K is a music entertainment company using the Internet as a global platform for promoting, marketing and selling music and related merchandise. The Company's strategy is to build loyal user communities around genre-specific websites that provide music content and enable consumers to purchase CDs, cassettes, LPs, videos and related music items. The Company has also established its own record label, N2K Encoded Music, which uses the Company's websites, as well as record stores and other traditional distribution channels, to promote, distribute and sell original and licensed artist recordings.

    The Company was founded as Telebase in 1984 as a provider of on-line information services. In 1994, recognizing increasing opportunities in the consumer entertainment market, Telebase expanded its on-line business strategy to include music entertainment and began expending significant resources to enter this market. Telebase launched its Music Boulevard website and began selling recorded music and related merchandise in 1995. In February 1996, Telebase merged with New York N2K, a New York corporation founded in 1995 as a developer of on-line music entertainment content, and the merged entity changed its name to N2K Inc. In April 1997, the Company decided to focus exclusively on its music entertainment business and, accordingly, the Board of Directors approved a formal plan of disposal for its on-line information services business. In August 1997, the Company sold substantially all of the net assets of this business. See "--Discontinued Operations." In October 1997, the Company, which had previously been incorporated in Pennsylvania, was reincorporated as a Delaware corporation and consummated the IPO.

    The Company launched its first Internet website, Music Boulevard, in August 1995, and introduced its first music genre website, Jazz Central Station, in January 1996. In January 1997, the Company launched its first release on the N2K Encoded Music label. Company revenues have grown from $97,000 for 1995 to $11.3 million for 1997 while the Company incurred net losses for 1995, 1996 and 1997 as it built its business. The Company is currently generating revenues from the sale of CDs and cassettes produced by others, N2K Encoded Music CDs, the sale of advertising on its websites and the sale of related merchandise. The Company believes that increased sales of N2K Encoded Music CDs and advertising on its websites will contribute to higher margins in the future. The margins from the sale of CDs and cassettes produced by others are affected by product costs, shipping and handling fees, credit card fees and promotional discounts, such as discounted selling prices and free shipping and handling. The Company believes that frequent promotional discounts will be necessary to build repeat customer traffic to its websites, which will reduce its gross margins. The Company believes that its future financial performance will be determined by its success in improving margins on the sale of CDs and cassettes produced by others, introducing new products and services, selling advertising and sponsorship programs on its websites and by selling recorded music under its N2K Encoded Music label. Management has increased the resources within the Company to support these functions.

    The Company's strategy to develop products and services for the music entertainment business was primarily responsible for the decline in net income and increase in net loss for the years ended December 31, 1994, 1995, 1996 and 1997. The Company has only a limited operating history in its continuing operations upon which an evaluation of N2K and its prospects can be based. Accordingly, N2K believes that the results of its operations for the past five years, during which time the Company had minimal revenues, are not meaningful indications of future performance. The Company incurred losses from continuing operations of $2.9 million for the year ended December 31, 1995 and $17.9 million for the year ended December 31, 1996, of which $5.2 million represents aggregate one-time charges in connection with the write-off of purchased research and development. The Company incurred a loss from continuing operations of $29.3 million for the year ended December 31, 1997.

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

    Pursuant to the Merger, the shareholders of New York N2K received an aggregate of 1,684,819 shares of Common Stock valued at $4.2 million. The Merger was accounted for as a purchase transaction with a total purchase price, including transaction costs, of approximately $4.4 million. In connection with the Merger, $4.1 million was charged to expense as of the date of the transaction as it represented purchased research and development. The Company allocated the remainder of the purchase price ($280,000) to acquired technology costs which is being amortized over five years on a straight-line basis. The results of the acquired business and the shares issued in connection with the transaction have been included in the Company's financial statements since February 13, 1996.

    On June 21, 1996, the Company acquired the rock website, Rocktropolis, from Rocktropolis Enterprises, LLC, for $633,000 in cash and 44,790 shares of Common Stock. The acquisition has been accounted for as a purchase. The Company incurred a one-time charge of $1.1 million for purchased research and development. The Company also recorded an intangible asset (tradename) of $100,000 that is being amortized over five years on a straight-line basis.

RESULTS OF OPERATIONS

    Fiscal 1997 Compared with Fiscal 1996

    Net Revenues. Net revenues for 1997 totaled $11.3 million compared to $1.7 million for 1996. Net revenues for 1997 and 1996 consisted primarily of sales of CDs and cassettes produced by others. Net sales of CDs produced by the Company, which began in 1997, totaled $3.2 million.

    Cost of Revenues. Cost of revenues totaled $9.4 million for 1997 compared to $1.5 million for 1996. Cost of revenues consists of payments to third parties for distribution of CDs and cassettes, fulfillment of customer orders, manufacturing expenses, royalties, copyrights, credit card processing charges and profit participations payable to strategic alliance partners. The Company's gross profit as a percentage of revenues increased due to the sale of CDs produced by the Company which began in 1997. The Company expects revenues from the sale of advertising and related merchandise to increase in future periods, which the Company believes will contribute to higher margins and reduce the cost of revenues as a percentage of revenues.

    Operating and Development Expenses. Operating and development expenses increased from $8.0 million for 1996 to $14.9 million for 1997, due to costs incurred in connection with advances and recoupable costs related to projects of artists or producers with no past recording history. Additionally, the increase was due to increased staffing as the Company expanded its operations. Operating and development personnel totaled 139 full-time employees as of December 31, 1997 compared to 102 full-time employees as of December 31, 1996. Operating and development expenses consist primarily of software engineering, multimedia production, graphic design, certain nonrecoverable advances and recoupable costs, artist relations, telecommunications charges, inventory management and computer operations which support the Company's music entertainment business. This infrastructure is sufficient to support higher revenues and, accordingly, the Company expects that, as revenues increase, operating and development expenses will decrease as a percentage of revenues.

    Sales and Marketing Expenses. Sales and marketing expenses increased from $2.7 million for 1996 to $11.5 million for 1997. The increase in sales and marketing expenses was primarily attributable to the amortization of the costs associated with the Company's various strategic alliances, the expansion of the Company's on-line and print advertising, public relations and other promotional expenditures, as well as increased personnel and related expenses required to implement the Company's marketing strategy. Sales and marketing personnel totaled 39 full-time employees as of December 31, 1997 compared to 24 full-time employees as of December 31, 1996. Sales and marketing expenses consist primarily of the amortization of the costs associated with the Company's various strategic alliances, external advertising, promotion, trade show, advertising sales and personnel expenses associated with marketing of the Company's websites and N2K Encoded Music CDs. The Company expects that levels of sales and marketing expenditures will increase in future periods due to the execution of new advertising programs to promote the Company's websites and N2K Encoded Music releases, but total sales and marketing expenses will decline as a percentage of revenues.

    General and Administrative Expenses. General and administrative expenses increased from $2.5 million for 1996 to $4.8 million for 1997, primarily due to increased staffing and overhead expenses. General and administrative personnel totaled 30 full-time employees as of December 31, 1997 compared to 18 full-time employees as of December 31, 1996. General and administrative expenses consist of executive management, accounting and human resources personnel, and expenditures for applicable overhead costs. The Company expects general and administrative expenses to continue to increase in absolute dollars as the Company expands its staff and incurs additional costs related to the growth of its business and being a public company.

    Interest and Other Income and Interest Expense. Interest and other income and interest expense consists of interest income on short-term liquid investments of the Company's excess cash and interest expense incurred as a result of the financing of equipment through capital leases, the use of the Company's revolving credit line and interest incurred on the Management and Senior Notes. Interest income for 1997 and 1996 related to the Company investing the proceeds of equity financings received in 1997 and 1996.

    Extraordinary Item. The Company incurred an extraordinary charge to its statement of operations equal to the unamortized portion of the discount associated with the fair value of the warrants that were issued in connection with the Management and Senior Notes. The extraordinary charge was incurred when the outstanding balance on the Management and Senior Notes was satisfied prior to maturity upon consummation of the Company's IPO.

    Fiscal 1996 Compared with Fiscal 1995

    Net Revenues. Net revenues for 1996 totaled $1.7 million compared to $97,000 for 1995. Net revenues in 1996 and 1995 consisted primarily of sales of CDs and cassettes produced by others and a limited amount of advertising revenues. The Company did not have any revenues from continuing operations prior to August 1995 when the Company launched Music Boulevard.

    Cost of Revenues. Cost of revenues totaled $1.5 million for 1996 compared to $85,000 for 1995. Cost of revenues consists of payments to a third-party fulfillment operation for the shipment to the Company's customers of music CDs and cassettes produced by others, credit card processing charges and profit participations payable to strategic alliance partners.

    Operating and Development Expenses. Operating and development expenses increased from $1.0 million for 1995 to $8.0 million for 1996 due to increased staffing resulting from the Merger and an increased development effort for the Company's music websites. Operating and development personnel increased from 26 as of December 31, 1995 to 102 as of December 31, 1996. The Company believes that costs associated with the development and maintenance of its websites will continue to increase in absolute dollars.

    Sales and Marketing Expenses. Sales and marketing expenses increased from $1.1 million for 1995 to $2.7 million for 1996 due to increased staffing and supporting higher levels of sales. Sales and marketing personnel increased from two as of December 31, 1995 to 24 as of December 31, 1996. Advertising and promotional costs increased from $389,000 for the year ended December 31, 1995 to $1.8 million for the year ended December 31, 1996.

    General and Administrative Expenses. General and administrative expenses increased from $872,000 for 1995 to $2.5 million for 1996 due to the addition of personnel as a result of the Merger. General and administrative personnel increased from 11 as of December 31, 1995 to 18 as of December 31, 1996.

    Interest Income and Expense. Interest income increased from $106,000 for 1995 to $353,000 for 1996 due to the Company investing the proceeds of equity financings received in 1996. Interest expense increased from $18,000 for 1995 to $52,000 for 1996 due to the addition of capital leases from the Merger and the use of the Company's revolving credit line in 1996 to fund working capital.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations and capital expenditures primarily from equity financings, lease financings, a revolving bank credit line and short-term loans described herein. At December 31, 1997, the Company had a cash balance of $36.8 million. The Company expects negative cash flow from operations to continue for the foreseeable future, as it continues to develop and market its operations. Inflation has not had any material impact on the Company's operations.

    Net cash of $43.7 million, $10.7 million and $874,000 was used for operating activities for the years ended December 31, 1997, 1996 and 1995, respectively, primarily as a result of the net losses generated during those periods. During 1997, the Company made payments of $18.3 million to AOL, Excite and Netscape under the AOL, Excite and Netscape contracts which are reflected in the increase in prepaid expenses. The Company financed these activities through the private placement of three series of preferred stock, which yielded net proceeds of $7.2 million in 1997 and $19.0 million in 1996. In July and August 1997, the Company received $7.8 million from the issuance of the Management and Senior Notes. In August 1997, the Company also sold substantially all of the net assets of its discontinued operations and received $3.0 million, which was paid in cash at closing. In October 1997, the Company received net proceeds of $65.3 million from the IPO. The Company also borrowed $400,000 under its revolving line of credit in 1995 to fund operating activities, which was repaid in 1996 with the proceeds of the sale of preferred stock. The Company borrowed $850,000 under its revolving credit line in the first half of 1997 to fund operating activities, the outstanding balance of which was repaid with the proceeds of the IPO.

    Purchases of property and equipment totaled $4.3 million, $2.9 million and $339,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company projects that total purchases of property and equipment will be approximately $6.4 million in 1998, which includes $2.5 million for the creation of a redundant system and $3.9 million to support the expansion of facilities and operating systems for its websites and obtain computer-related equipment to support increased personnel levels. The Company also invested cash of $672,000 to acquire the rock website, Rocktropolis, in June 1996.

    In July 1997, the Company issued $1.75 million aggregate principal amount of promissory notes to Lawrence L. Rosen, Jonathan V. Diamond and Robert David Grusin (the "Management Notes"), each of whom loaned the Company $583,333. The Management Notes bore interest at 14% per annum and were due on the earlier of
(i) a change of control of the Company, as defined, and (ii) March 31, 1998. The Management Notes, including interest, converted into an aggregate of 95,354 shares of Common Stock upon the consummation of the IPO in October 1997 (the "Management Note Conversion"). In consideration for these loans, the Company issued an aggregate of 48,609 warrants to purchase 48,609 shares of Common Stock, representing 16,203 warrants to each of Messrs. Rosen, Diamond and Grusin. The warrants are exercisable at a price of $12.00 per share and expire in July 2004. The Management Notes were recorded net of the value ($150,000) associated with these warrants. This discount was being amortized over the term of the debt through March 31, 1998. When the Management Notes were converted into Common Stock in October 1997, the Company recorded an extraordinary charge to its statement of operations which was equal to the unamortized portion of the discount (approximately $102,000).

    In August 1997, the Company issued $6,021,600 aggregate principal amount of Senior Notes (the "Senior Notes") to a group of five institutional investors affiliated with an insurance company and one existing stockholder of the Company in return for loans in that amount to the Company. The Senior Notes bore interest at 14% per annum and were due on the earlier of (i) consummation of the Company's initial public offering, (ii) a change of control of the Company, as defined, and (iii) March 31, 1998. In consideration for these loans, the Company issued an aggregate of 167,266 warrants to purchase 167,266 shares of Common Stock. The warrants are exercisable at a price of $12.00 per share and expire in August 2004. The Senior Notes were recorded net of the value ($800,000) associated with these warrants. This discount was being amortized over the term of the debt through March 31, 1998. In connection with the early repayment of the Senior Notes upon the consummation of the IPO, the Company recorded an extraordinary charge to its statement of operations equal to the unamortized portion of the discount (approximately $537,000). In addition, the Company issued warrants to purchase 83,389 shares of Common Stock at an exercise price of $12.00 per share as a placement fee relating to this transaction.

    N2K and AOL formed a strategic alliance as of September 1, 1997 under the AOL Contract, pursuant to which N2K is featured as the exclusive on-line music retailer within the MusicSpace channel of AOL's on-line service. In addition, pursuant to the terms of the AOL Contract, an N2K banner continuously appears in a prominent place on the main screen of the MusicSpace channel and links to a customized Music Boulevard website. N2K also receives an anchor tenant position in the music retailing department of AOL's Shopping channel. Although a limited number of other music retailers may appear in the Shopping channel, none will be featured or promoted more prominently than N2K. The AOL Contract also provides for an integrated package of placements, promotions and links through aol.com, linking to the customized Music Boulevard website. N2K is also promoted on the results pages for certain music-related searches conducted through the AOL NetFind search engine on aol.com. N2K and AOL have also agreed to cooperate in the sale of advertising on the websites governed by the terms of the AOL Contract. Each party has the first right to sell any advertising or promotional spaces which reside on their servers. In consideration of the marketing, promotion, advertising and other services AOL provides under the AOL Contract, N2K agreed to pay AOL a total of $18.0 million over a three-year contract term, of which an aggregate of $12.0 million has been paid, with additional payments of $3.0 million to be made on each of November 1, 1998 and November 1, 1999. On November 1, 1997, the Company amended the AOL Contract to provide for promotional and anchor tenant buttons on aol.com's home and principal shopping pages with a guaranteed minimum number of impressions for a one-year term in exchange for a fee of $4.0 million to be paid on November 1, 2000, and revenue sharing on sales and advertising resulting from button-generated traffic to Music Boulevard. The Company is amortizing the costs associated with the AOL Contract over the contract terms of one to three years, primarily on a straight-line basis. The Company will continually evaluate the realizability of this asset and if necessary, write down the asset to its net realizable value. After the initial three year term, the AOL Contract may be renewed at the option of AOL for additional one-year terms. In connection with the agreement by AOL to purchase $3.0 million in aggregate value of the Company's Common Stock simultaneously with the IPO, the Company granted the AOL Warrant for the future purchase of up to 184,736 additional shares of Common Stock.

    On September 23, 1997, N2K entered into the Excite Contract, pursuant to which N2K is the exclusive retail music store sponsor of the excite.com website, provides certain music-related content to the excite.com website, created a co-branded area of Music Boulevard, the Company's website, and participates in joint promotions to customers of this co-branded area. The Excite Contract provides for the Company to pay Excite an initiation fee, an annual exclusivity fee and an annual sponsorship fee for on-going programming, links, placements, advertisements and promotions. Under the terms of the Excite Contract, the Company also pays Excite a specified share of gross margins realized by the Company on transactions, advertising, sponsorship, promotions and other revenues generated during the term of the Excite Contract on Music Boulevard as a result of users referred from the excite.com website. In consideration of the sponsorship opportunity afforded to the Company under the Excite Contract, N2K agreed to pay Excite a guaranteed minimum total of $9.8 million over a two-year contract term, of which $3.3 million has been paid, with additional payments of $2.4 million to be paid during 1998 and $4.1 million to be paid during 1999. The Company is amortizing the costs associated with the Excite Contract over the initial contract term which expires on November 17, 1999. The amortizaton method is primarily based upon the number of impressions received during the contract term. The Company will continually evaluate the realizability of this asset and, if necessary, write down the asset to its net realizable value. Pursuant to the terms of the Excite Contract, Excite is obligated to offer the Company the right of first refusal to negotiate with Excite for renewal of the Excite Contract.

    On September 27, 1997, N2K entered into the Netscape Services Agreement, pursuant to which the Company produced, developed and manages a retail website, maintained on the Company's servers and linked to Netscape's website, modeled after, but differentiated from, the Company's Music Boulevard website. Under this Netscape Services Agreement, visitors to Netscape's website may readily access the retail website, which is promoted by Netscape using content provided by the Company, for the on-line purchase of music products and access to related information. The Netscape Services Agreement provides for the Company to pay Netscape $1.0 million on December 18, 1998, 12 months after the date on which the service was fully functional and accessible to end users, and a second payment of $1.0 million on June 18, 1999, 18 months after such date. The Company is amortizing this cost, primarily as impressions are received during the two-year contract term. In addition, over the two-year contract term, Netscape and the Company will share net revenues from the sale of certain music products, advertising services, subscriptions to content, fees paid by content providers for the provision of pay-per-view access to end users and sponsorships. N2K has entered into one additional agreement with Netscape. Under a trademark license agreement (the "Netscape License Agreement") effective as of September 28, 1997, Netscape granted to the Company a license to use Netscape's trademark in connection with the retail website that, in part, promotes Netscape's products and services. In exchange for the rights granted to the Company under the license, the Company has agreed to pay Netscape a one-time license fee of $4.0 million, $3.0 million of which was paid and the remainder of which is due on March 28, 1998. The Company is amortizing this cost over the two-year contract term, primarily on a straight-line basis. The Company will continually evaluate the realizability of these assets and, if necessary, write down the asset to its net realizable value. Pursuant to the terms of the Netscape License Agreement, Netscape is obligated to offer the Company the right of first refusal to negotiate with Netscape for its renewal.

    The Company has a commitment for a $2.0 million revolving line of credit with CoreStates Bank, N.A. (the "CoreStates Facility"), which will expire on March 31, 1998. The Company is currently negotiating the terms of a new facility. The CoreStates Facility bears interest at the bank's prime rate and is secured by a security interest in substantially all of the Company's assets. Maximum borrowings under the CoreStates Facility are limited to certain percentages of eligible accounts receivable. The CoreStates Facility is subject to an unused commitment fee in the amount of 0.5% of the unused portion of the facility on a quarterly basis. As of December 31, 1997, the Company did not have any outstanding borrowings under the CoreStates Facility.

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

DISCONTINUED OPERATIONS

    Beginning in 1984, the Company operated an on-line information services business. In 1994, the Company expanded its business strategy to include music entertainment. In April 1997, the Company decided to focus exclusively on its music entertainment business, and, as such, elected to discontinue its on-line information services business. At that time, the Board of Directors approved a formal plan of disposal for its on-line information services business. In August 1997, the Company sold substantially all of the net assets of this business.

    The on-line information services business has been accounted for as a discontinued operation. Accordingly, the operating results and assets and liabilities of this business have been reflected separately from continuing operations. The sale of the on-line information services business in August 1997 resulted in a gain of approximately $1.6 million, which was recorded in the period ended September 30, 1997. See Note 3 of Notes to Consolidated Financial Statements.

    For the years ended December 31, 1997, 1996 and 1995, the discontinued operations generated revenues of $2.4 million, $7.9 million, and $11.0 million, respectively. The discontinued operations generated a net loss of $416,000 in 1997 and $969,000 in 1996, and net income of $1.3 million in 1995.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is required to be adopted for the Company's fiscal year ending December 31, 1998. The adoption of this pronouncement is expected to have no impact on the Company's financial position or results of operations. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is required to be adopted for the Company's 1998 year-end financial statements. The Company is evaluating the impact, if any, of the adoption of this pronouncement on the Company's existing disclosures.


RISKS ASSOCIATED WITH THE YEAR 2000

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

    The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems since its existing systems correctly define the Year 2000. The Company intends to conduct an analysis in 1998 to determine the extent to which its major suppliers' systems (insofar as they relate to the Company's business) are subject to the Year 2000 issue. The Company is currently unable to predict the extent to which the Year 2000 issue will affect its suppliers, or the extent to which it would be vulnerable to its suppliers' failure to remediate any Year 2000 issues on a timely basis. The failure of a major supplier subject to the Year 2000 issue to convert its systems on a timely basis or a conversion that is incompatible with the Company's systems could have a material adverse effect on the Company. In addition, most of the purchases from Music Boulevard are made with credit cards, and the Company's operations may be materially adversely affected to the extent its customers are unable to use their credit cards due to Year 2000 issues that are not rectified by their credit card providers.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To N2K Inc.:

    We have audited the accompanying consolidated balance sheets of N2K Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of N2K Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts, is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/  ARTHUR ANDERSEN LLP

New York, New York
February 12, 1998

                          N2K INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                                           DECEMBER 31,
                                                                ---------------------------------
                                                                     1997                1996
                                                                -------------        ------------
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                     $  36,831,748        $  4,483,450
  Accounts receivable, net                                            239,882              63,549
  Receivable for Common stock subject
    to put rights                                                   2,999,995                  --
  Prepaid expenses                                                 16,786,535             703,657
  Inventory                                                            90,039             113,824
  Advances and recoupable costs                                       203,350              86,525
                                                                -------------        ------------
      Total current assets                                         57,151,549           5,451,005
                                                                -------------        ------------
NET ASSETS OF DISCONTINUED OPERATIONS                                      --              14,446
                                                                -------------        ------------
PROPERTY AND EQUIPMENT:
  Computer equipment                                                4,638,311           2,289,944
  Office furniture and equipment                                    1,147,102             491,942
  Leasehold improvements                                            1,882,684             486,877
  Property and equipment under capital leases                       1,801,663             868,436
                                                                -------------        ------------
                                                                    9,469,760           4,137,199
  Less--Accumulated  depreciation and
    amortization                                                   (2,290,452)         (1,002,435)
                                                                -------------        ------------
      Net property and equipment                                    7,179,308           3,134,764
                                                                -------------        ------------
OTHER ASSETS:
  Intangible assets, net                                              244,154             320,162
  Restricted cash                                                     167,000             167,000
  Other                                                               138,206             299,093
                                                                -------------        ------------
      Total other assets                                              549,360             786,255
                                                                -------------        ------------
                                                                $  64,880,217        $  9,386,470
                                                                =============        ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of capital lease obligations                  $     464,147        $    182,868
  Accounts payable                                                  1,504,143           1,088,657
  Accrued merchandise costs                                         1,169,898              24,740
  Accrued compensation                                              1,341,354             529,063
  Accrued royalties                                                   629,989                  --
  Other accrued liabilities                                         2,599,457           1,571,012
                                                                -------------        ------------
      Total current liabilities                                     7,708,988           3,396,340
                                                                -------------        ------------
CAPITAL LEASE OBLIGATIONS                                             653,558             235,153
                                                                -------------        ------------
OTHER LONG-TERM LIABILITIES                                           369,741             309,100
                                                                -------------        ------------
COMMON STOCK SUBJECT TO PUT RIGHTS                                  2,999,995             537,498
                                                                -------------        ------------
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 40,000,000
    shares authorized, none and 15,397,088 shares issued
    and outstanding                                                        --              15,397
  Common stock, $.001 par value, 100,000,000
    shares authorized, 12,118,100 and 2,923,216
    shares issued and outstanding                                      12,118               2,923
  Additional paid-in capital                                      109,197,798          31,694,385
  Accumulated deficit                                             (56,061,981)        (26,804,326)
                                                                -------------        ------------
      Total stockholders' equity                                   53,147,935           4,908,379
                                                                -------------        ------------
                                                                $  64,880,217        $  9,386,470
                                                                =============        ============


        The accompanying notes are an integral part of these statements.

                            N2K INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------
                                                1997                1996               1995
                                            ------------        ------------        -----------
NET REVENUES                                $ 11,262,788        $  1,655,704        $    96,505
COST OF REVENUES                               9,393,539           1,493,764             85,176
                                            ------------        ------------        -----------
      Gross profit                             1,869,249             161,940             11,329
OPERATING EXPENSES:
  Operating and development                   14,851,666           7,954,616          1,034,617
  Sales and marketing                         11,470,149           2,726,291          1,077,649
  General and administrative                   4,842,842           2,477,995            871,667
  Charge for purchased research
    and development                                   --           5,242,523                 --
                                            ------------        ------------        -----------
      Operating loss                         (29,295,408)        (18,239,485)        (2,972,604)
INTEREST AND OTHER INCOME                        693,881             352,531            106,370
INTEREST EXPENSE                                (653,970)            (52,281)           (18,237)
                                            ------------        ------------        -----------
      Loss from continuing operations        (29,255,497)        (17,939,235)        (2,884,471)
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS                                    (415,970)           (968,674)         1,289,671
GAIN ON DISPOSAL OF DISCONTINUED
  OPERATIONS                                   1,574,493                  --                 --
                                            ------------        ------------        -----------
LOSS BEFORE EXTRAORDINARY ITEM               (28,096,974)        (18,907,909)        (1,594,800)
EXTRAORDINARY ITEM                              (639,262)                 --                 --
                                            ------------        ------------        -----------
NET LOSS                                    $(28,736,236)       $(18,907,909)       $(1,594,800)
                                            ============        ============        ===========
BASIC AND DILUTED INCOME (LOSS)
  PER COMMON SHARE:
  Loss from continuing operations           $      (5.99)       $      (6.50)       $     (1.84)
  Income (loss) from discontinued
    operations                                     (0.08)              (0.35)              0.82
  Gain on disposal of discontinued
    operations                                      0.32                  --                 --
  Extraordinary item                               (0.13)                 --                 --
                                            ------------        ------------        -----------

      Net loss per Common share             $      (5.88)       $      (6.85)       $     (1.02)
                                            ============        ============        ===========
SHARES USED IN COMPUTING BASIC AND
  DILUTED NET LOSS PER COMMON SHARE            4,885,556           2,760,948          1,566,955
                                            ============        ============        ===========

        The accompanying notes are an integral part of these statements.

                            N2K INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                        ADDITIONAL
                                        PREFERRED        COMMON           PAID-IN         ACCUMULATED
                                          STOCK           STOCK           CAPITAL            DEFICIT              TOTAL
                                        --------        --------        ------------       ------------        ------------
BALANCE, DECEMBER 31, 1994              $  4,057        $  1,567        $  8,539,697       $ (6,301,617)       $  2,243,704
  Common stock options exercised              --              --                  80                 --                  80
   Net Loss                                   --              --                  --         (1,594,800)         (1,594,800)
                                        --------        --------        ------------       ------------        ------------
 BALANCE, DECEMBER 31, 1995                4,057           1,567           8,539,777         (7,896,417)            648,984
  Issuance of Common stock and
    Series E Preferred stock in
    connection with  purchase of
    New York N2K                           1,348           1,348           4,148,708                 --           4,151,404
  Issuance of Series E Preferred
    stock                                  4,659              --           3,722,701                 --           3,727,360
  Issuance of Series F Preferred
    stock, net                             5,333              --          15,262,951                 --          15,268,284
  Issuance of Common stock for
     services rendered                        --               6              14,244                 --              14,250
  Common stock options exercised              --               2               6,004                 --               6,006
  Net loss                                    --              --                  --        (18,907,909)        (18,907,909)
                                        --------        --------        ------------       ------------        ------------
BALANCE, DECEMBER 31, 1996                15,397           2,923          31,694,385        (26,804,326)          4,908,379
  Issuance of Series G Preferred
    stock, net                             2,480              --           7,213,051                 --           7,215,531
  Warrants issued in connection
    with Management and Senior
    Notes                                     --              --             950,000                 --             950,000
  Warrants issued in connection
    with AOL Contract                         --              --             775,000                 --             775,000
  Issuance of Common stock in
    initial public offering, net              --           3,830          65,320,929                 --          65,324,759
  Conversion of Preferred stock
    to Common stock                      (17,877)          5,020              12,857                 --                  --
  Management Note Conversion                  --              95           1,811,637                 --           1,811,732
  Rocktropolis Put Expiration                 --              45             537,453                 --             537,498
  Common stock purchase and
    retirement                                --             (41)                 --           (521,419)           (521,460)
  Issuance of Common stock for
    services rendered                         --               3              52,496                 --              52,499
  Issuance of Common stock
    options for services rendered             --              --              31,463                 --              31,463
  Common stock options exercised              --             243             798,527                 --             798,770
  Net loss                                    --              --                  --        (28,736,236)        (28,736,236)
                                        --------        --------        ------------       ------------        ------------
BALANCE, DECEMBER 31, 1997              $     --        $ 12,118        $109,197,798       $(56,061,981)       $ 53,147,935
                                        ========        ========        ============       ============        ============

        The accompanying notes are an integral part of these statements.

                        N2K INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------------------------
                                                                         1997                1996               1995
                                                                     ------------        ------------        -----------
OPERATING ACTIVITIES:
  Net loss                                                           $(28,736,236)       $(18,907,909)       $(1,594,800)
  Adjustments to reconcile net loss to net cash used in
      operating activities--
      Depreciation and amortization                                     1,437,541             767,357            238,558
      Amortization of marketing advances                                2,769,741                  --                 --
      Gain on disposal of  discontinued operations                     (1,574,493)                 --                 --
      Loss on disposal of property and equipment                           79,620                  --                 --
      Extraordinary loss from early extinguishment of debt                639,262                  --                 --
      Amortization of discount on  Management and Senior Notes            310,738                  --                 --
      Provision for doubtful accounts and returns                       1,880,283              18,000                 --
      Charge for purchased research and development                            --           5,242,523                 --
      Issuance of Common stock for services rendered                       52,499              14,250                 --
      Issuance of Common stock options for services rendered               31,463                  --                 --
      Decrease (increase) in--
         Restricted cash                                                       --             500,000                 --
         Accounts receivable                                           (1,022,882)            461,356            485,839
         Receivable from Common stock  subject to put rights           (2,999,995)                 --                 --
         Prepaid expenses                                             (18,065,728)           (610,365)           (30,225)
         Inventory                                                         23,785            (113,824)                --
         Advances and recoupable costs                                   (116,825)            (86,525)                --
         Other assets                                                     (45,945)            (49,144)              (229)
      Increase (decrease) in--
         Accounts payable                                                 (61,680)          1,177,839            (30,951)
         Accrued merchandise costs                                      1,145,158              (8,560)            33,300
         Accrued compensation                                             625,084             484,819             44,335
         Accrued royalties                                                629,989                  --                 --
         Other accrued liabilities                                       (733,858)            317,418                821
         Other long-term liabilities                                       60,641              59,073            (20,671)
                                                                     ------------        ------------        -----------
           Net cash used in operating
             activities                                               (43,671,838)        (10,733,692)          (874,023)
                                                                     ------------        ------------        -----------

INVESTING ACTIVITIES:
  Purchases of and deposits on property and equipment                  (4,313,916)         (2,933,196)          (338,721)
  Acquisition of New York N2K, net of cash acquired                            --            (224,077)                --
  Purchase of Rocktropolis website                                             --            (671,744)                --
  Proceeds from disposal of discontinued operations                     3,000,000                  --                 --
                                                                     ------------        ------------        -----------
         Net cash used in investing activities                         (1,313,916)         (3,829,017)          (338,721)
                                                                     ------------        ------------        -----------

FINANCING ACTIVITIES:
  Net borrowings (repayments) under line of credit                             --            (400,000)           400,000
  Proceeds from Management and  Senior Notes                            7,771,600                  --                 --
  Repayment of Senior Notes                                            (6,021,600)                 --                 --
  Payments on capital lease obligations                                  (233,543)           (103,115)          (109,476)
  Proceeds from issuance of Preferred stock, net                        7,215,531          18,995,644                 --
  Proceeds from issuance of Common stock in initial public
      offering, net                                                    65,324,759                  --                 --
  Proceeds from AOL Purchase                                            2,999,995                  --                 --
  Proceeds from exercise of Common stock options                          277,310               6,006                 80
                                                                     ------------        ------------        -----------
         Net cash provided by financing activities                     77,334,052          18,498,535            290,604
                                                                     ------------        ------------        -----------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                     32,348,298           3,935,826           (922,140)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                     4,483,450             547,624          1,469,764
                                                                     ------------        ------------        -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                               $ 36,831,748        $  4,483,450        $   547,624
                                                                     ============        ============        ===========

        The accompanying notes are an integral part of these statements.

                            N2K INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY:

  Background

         N2K Inc. (the Company or N2K), formerly Telebase Systems, Inc., was formed as a result of the merger in February 1996, of N2K Inc., a New York corporation (New York N2K) which was founded in 1995, and Telebase Systems, Inc. (Telebase), which was founded in 1984 as a provider of on-line information services (see Note 2). In 1994, recognizing increasing opportunities in the entertainment market, Telebase expanded its strategy to include music entertainment. In April 1997, the Company discontinued its on-line information services business and in August 1997, the Company sold substantially all of the net assets of this business. The operations of the on-line information services business have been accounted for as discontinued operations (see Note 3).

         The Company is an on-line music entertainment company using the Internet as a global platform for promoting, marketing and selling music and related merchandise. The Company's strategy is to build loyal user communities around genre-specific websites that provide music content and enable consumers to purchase compact discs (CDs), cassettes and related merchandise. The Company believes that as its user base continues to grow, it will be able to increase revenues from sales of music, related merchandise, advertising and sponsorship programs.

         The Company has also established its own record label, N2K Encoded Music, under the direction of Grammy Award-winning producer, Phil Ramone. N2K Encoded Music uses the Company's websites, as well as record stores and other traditional distribution channels, to promote, distribute and sell original and licensed artist recordings. Since January 1997, the Company has released 13 recordings on the N2K Encoded Music label. The Company currently has agreements with 12 artists for future recordings.

         The Company has incurred significant losses and expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future. As of December 31, 1997, the Company had an accumulated deficit of $56,061,981. The Company has incurred losses from continuing operations of $29,255,497 and $17,939,235 for the years ended December 31, 1997 and 1996, respectively. Since its inception, the Company has incurred costs to develop and enhance its technology, to create, introduce and enhance its websites, to establish marketing and distribution relationships and to build its administrative organization. The Company currently intends to increase substantially its operating expenses as a result of the Company's strategic alliances, to fund increased sales and marketing, to enhance existing websites and to implement strategic relationships important to the success of the Company. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of music recordings, related merchandise, advertising and sponsorship to achieve or maintain profitability on a quarterly or annual basis in the future. The Company expects negative cash flow from operations to continue for the foreseeable future as it continues to develop and market its business.

         In July 1997, the Company issued $1,750,000 aggregate principal amount of promissory notes to Lawrence L. Rosen, Jonathan V. Diamond and Robert David Grusin (the Management Notes), each of whom loaned the Company $583,333. The Management Notes bore interest at 14% per annum and were due on the earlier of
(i) a change of control of the Company, as defined, and (ii) March 31, 1998. The Management Notes, including interest, converted into an aggregate 95,354 shares of Common stock upon the consummation of the initial public offering in October 1997 (the Management Note Conversion). In consideration for these loans, the Company issued an aggregate of 48,609 warrants to purchase 48,609 shares of Common stock, representing 16,203 warrants to each of Messrs. Rosen, Diamond and Grusin. The warrants are exercisable at a price of $12 per share and expire in July 2004. The Management Notes were recorded net of the value ($150,000) associated with these warrants. This discount was being amortized over the term of the debt through March 31, 1998. When the Management Notes were converted into Common stock, the Company recorded an extraordinary charge to its consolidated statement of operations, which was equal to the unamortized portion of the discount (approximately $102,000).

         In August 1997, the Company issued $6,021,600 aggregate principal amount of Senior Notes (the Senior Notes) to a group of five institutional investors affiliated with an insurance company and one existing stockholder of the Company in return for loans in that amount to the Company. The Senior Notes bore interest at 14% per annum and were due on the earlier of (i) consummation of the Company's initial public offering, (ii) a change of control of the Company, as defined, and (iii) March 31, 1998. In consideration for these loans, the Company issued an aggregate of 167,266 warrants to purchase 167,266 shares of Common stock. The warrants are exercisable at a price of $12 per share and expire in August 2004. The Senior Notes were recorded net of the value ($800,000) associated with these warrants. This discount was being amortized over the term of the debt through March 31, 1998. In connection with the early repayment of the Senior Notes upon the consummation of the initial public offering, the Company recorded an extraordinary charge to its consolidated statement of operations which was equal to the unamortized portion of the discount (approximately $537,000). In addition, the Company issued warrants to purchase 83,389 shares of Common stock at an exercise price of $12 per share as a placement fee relating to this transaction.

         In August 1997, the Company sold substantially all of the net assets of its discontinued operations and received $3,000,000, which was paid in cash at closing (see Note 3).

         The Company and America Online, Inc. (AOL) formed a strategic alliance as of September 1, 1997 under an interactive marketing agreement (the AOL Contract), pursuant to which N2K is featured as the exclusive on-line music retailer within the MusicSpace channel of AOL's on-line service. In addition, pursuant to the terms of the AOL Contract, an N2K banner continuously appears in a prominent place on the main screen of the MusicSpace channel and links to a customized Music Boulevard website. N2K also receives an anchor tenant position in the music retailing department of AOL's Shopping channel. Although a limited number of other music retailers may appear in the Shopping channel, none will be featured or promoted more prominently than N2K. The AOL Contract also provides for an integrated package of placements, promotions and links through aol.com, linking to the customized Music Boulevard website. N2K is also promoted on the results pages for certain music-related searches conducted through the AOL NetFind search engine on aol.com. N2K and AOL have also agreed to cooperate in the sale of advertising on the websites governed by the terms of the AOL Contract. Each party has the first right to sell any advertising or promotional spaces which reside on their servers. In consideration of the marketing, promotion, advertising and other services AOL provides under the AOL Contract, N2K agreed to pay AOL a total of $18,000,000 over a three-year contract term, of which an aggregate of $12,000,000 has been paid as of December 31, 1997 (included in prepaid expenses), with additional payments of $3,000,000 to be made on each of November 1, 1998 and November 1, 1999. On November 1, 1997, the Company amended the AOL Contract to provide for promotional and anchor tenant buttons on aol.com's home and principal shopping pages with a guaranteed minimum number of impressions over a term of one year in exchange for a fee of $4,000,000 to be paid on November 1, 2000, and revenue sharing on sales and advertising resulting from button-generated traffic to Music Boulevard. The Company is amortizing the costs associated with the AOL Contract over the contract terms of one to three years, primarily on a straight-line basis. For the year ended December 31, 1997, the Company recorded amortization expense of $2,098,876 related to the AOL Contract, which is included in sales and marketing expenses on the accompanying consolidated statements of operations. The Company will continually evaluate the realizability of the asset and if necessary, write down the asset to its net realizable value. After the initial three year term, the AOL Contract may be renewed at the option of AOL for additional one-year terms.

         In connection with the AOL Contract, AOL and the Company entered into an agreement, pursuant to which AOL agreed to purchase from the Company at the initial public offering price per share (less underwriting discounts and commissions) an aggregate amount of $3,000,000 or 169,779 shares (the AOL Purchase). The Company has granted AOL certain shelf and other registration rights with respect to the shares purchased by AOL in the AOL Purchase, including the right to require the Company to register such shares for resale, and to have such registration statement declared effective on or before 180 days after the consummation of the AOL Purchase (April 16, 1998) and to maintain the effectiveness of such registration statement for a period of two years from the consummation of the AOL Purchase. In the event that the Company fails to cause such registration statement to be declared effective within 183 days after the consummation of the AOL Purchase, AOL will have the right to require the Company to repurchase such shares for cash at a price equal to the greater of the original purchase price therefor (which is being held by AOL in a segregated account) and the then-current fair market value. The Company's repurchase obligation is secured by an escrow in the form of cash and/or letter of credit in an amount to be agreed upon by the Company and AOL, which amount shall not be less than $3,000,000 nor more than $7,500,000. Accordingly, the value of these shares is not included in Stockholders' equity. In addition, the Company granted AOL a warrant for the future purchase of up to 184,736 additional shares of Common stock (the AOL Warrant) at an exercise price equal to the initial public offering price per share. The AOL Warrant is exercisable as to one-half of the total number of shares on the first anniversary of the date of issuance and as to the balance of the shares on the second anniversary of the date of issuance. The AOL Warrant expires in September 2004. The fair value of these warrants ($775,000) has been included in prepaid expenses and is being amortized over the term of the AOL Contract, which is three years.

         On September 23, 1997, the Company entered into a sponsorship agreement with Excite, Inc. (Excite) (the Excite Contract), pursuant to which N2K is the exclusive retail music store sponsor of the excite.com website, provides certain music-related content to the excite.com website, created a co-branded area of Music Boulevard, the Company's website, and participates in joint promotions to customers of this co-branded area. The Excite Contract provides for the Company to pay Excite an initiation fee, an annual exclusivity fee and an annual sponsorship fee for ongoing programming, links, placements, advertisements and promotions. Under the terms of the Excite Contract, the Company also pays Excite a specified share of gross margins realized by the Company on transactions, advertising, sponsorship, promotions and other revenues generated during the term of the Excite Contract on Music Boulevard as a result of users referred from the excite.com website. In consideration of the sponsorship opportunity afforded to the Company under the Excite Contract, N2K agreed to pay Excite a guaranteed minimum total of $9,800,000 over a two-year contract term, of which $3,300,000 has been paid as of December 31, 1997 (included in prepaid expenses), with additional payments of $2,375,000 during 1998 and $4,125,000 during 1999. The Company is amortizing the costs associated with the Excite Contract over the initial contract term which expires on November 17, 1999. The amortization method is primarily based upon the number of impressions received during the contract term. For the year ended December 31, 1997, the Company recorded amortization expense of $501,510 related to the Excite Contract, which is included in sales and marketing expenses on the accompanying consolidated statements of operations. The Company will continually evaluate the realizability of this asset and, if necessary, write down the asset to its net realizable value. Pursuant to the terms of the Excite Contract, Excite is obligated to offer the Company the right of first refusal to negotiate with Excite for renewal of the Excite Contract.

         On September 27, 1997, N2K entered into a website services agreement (the Netscape Services Agreement) with Netscape Communications Corporation (Netscape) pursuant to which the Company produced, developed and manages a retail website, maintained on the Company's servers and linked to Netscape's website, modeled after, but differentiated from, the Company's Music Boulevard website. Under this Netscape Services Agreement, visitors to Netscape's website may readily access the retail website, which is promoted by Netscape using content provided by the Company, for the on-line purchase of music products and access to related information. The Netscape Services Agreement provides for the Company to pay Netscape $1,000,000 on December 18, 1998, 12 months after the date on which the service was fully functional and accessible to end users, and a second payment of $1,000,000 on June 18, 1999, 18 months after such date. The Company is amortizing this cost, primarily as impressions are received over the two-year contract term. In addition, over the two-year contract term, Netscape and the Company will share net revenues from the sale of certain music products, advertising services, subscriptions to content, fees paid by content providers for the provision of pay-per-view access to end users and sponsorships. N2K has entered into an additional agreement with Netscape. Under a trademark license agreement (the Netscape License Agreement) effective as of September 28, 1997, Netscape granted to the Company a license to use Netscape's trademark in connection with the retail website that, in part, promotes Netscape's products and services. In exchange for the rights granted to the Company under the license, the Company has agreed to pay Netscape a one-time license fee of $4,000,000, $3,000,000 of which was paid as of December 31, 1997 (included in prepaid expenses), and the remainder of which is due on March 28, 1998. The Company is amortizing this cost over the two-year contract term, primarily on a straight-line basis. The Company will continually evaluate the realizability of these assets and, if necessary, write down the assets to their net realizable value. For the year ended December 31, 1997, the Company recorded amortization expense of $169,355 related to the Netscape Services Agreement and the Netscape License Agreement which is included in sales and marketing expenses on the accompanying consolidated statements of operations. Pursuant to the terms of the Netscape License Agreement, Netscape is obligated to offer the Company the right of first refusal to negotiate with Netscape for renewal of the Netscape License Agreement.

         On October 17, 1997, the Company completed its initial public offering of 3,330,221 shares of Common stock at a price of $19 per share. Additionally, on October 22, 1997, the underwriter exercised their over-allotment option for the purchase of 499,533 shares at a price of $19 per share. The Company received net cash proceeds of approximately $65,300,000 from the initial public offering. Additionally, on October 17, 1997, the following events occurred: (i) the automatic conversion of all outstanding shares of the Company's Preferred stock; $0.001 par value, into an aggregate of 4,986,778 shares of Common stock upon the consummation of the initial public offering; (ii) the automatic expiration upon the consummation of the initial public offering of the put rights associated with 44,790 shares of Common stock issued in connection with purchase of the rock website, Rocktropolis; (iii) the Management Note Conversion; (iv) the AOL Purchase; and (v) the repayment of the Senior Notes.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

  Cash and Cash Equivalents

         For purposes of the consolidated statements of cash flows, the Company considers investment instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents are comprised of investments in various mutual and money market funds, as well as short-term notes.

  Supplemental Disclosures of Cash Flow Information

         For the years ended December 31, 1997, 1996 and 1995, the Company paid interest of $277,528, $52,281 and $18,237 respectively. Income taxes paid in 1997, 1996 and 1995 were immaterial. The Company incurred $933,227 and $99,454 of capital lease obligations during 1997 and 1995, respectively. There were no capital lease obligations incurred during 1996.

         The following table displays the noncash assets and liabilities that were consolidated as a result of the New York N2K acquisition on February 13, 1996 (see Note 2):

Noncash assets (liabilities):
   Accounts receivable                                                                                      $    78,090
   Prepaid expenses                                                                                               3,540
   Property and equipment                                                                                       557,455
   Other assets                                                                                                  36,612
   Goodwill                                                                                                     280,000
   Charge for purchased research and development                                                              4,133,281
   Accounts payable and other accrued liabilities                                                              (405,118)
   Capital lease obligations                                                                                   (308,379)
                                                                                                            -----------
     Net noncash assets acquired                                                                              4,375,481
     Less--Preferred stock issued                                                                            (1,078,286)
           Common stock issued                                                                               (3,073,118)
                                                                                                            -----------
Cash paid, net of cash acquired                                                                             $   224,077
                                                                                                            ===========


         Additionally, the following table displays the noncash assets that were acquired as a result of the Rocktropolis website acquisition on June 21, 1996 (see Note 2):

Noncash assets:
   Charge for purchased research and development                                                             $1,109,242
   Intangible assets                                                                                            100,000
                                                                                                             ----------
     Net noncash assets acquired                                                                              1,209,242
     Less--Common stock issued                                                                                 (537,498)
                                                                                                             ----------
Cash paid                                                                                                    $  671,744
                                                                                                             ==========

  Advances and Recoupable Costs

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 50, "Financial Reporting in the Record and Music Industry," advances to artists and producers and other recoupable costs are capitalized as an asset when the current popularity and past performance of the artist or producer provides a sound basis for estimating the probable future recoupment of such advances from earnings otherwise payable to the artist or producer. Any portion of such advances not deemed to be recoupable from future royalties is reserved at the balance sheet date. All other significant advances which do not meet the above criteria are expensed when paid and included in operating and development expenses on the accompanying consolidated statement of operations.

  Property and Equipment

         Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Computer equipment is depreciated primarily over an estimated useful life of 4 years and office furniture and equipment is depreciated over an estimated useful life of 4 to 8 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term. Improvements and betterments are capitalized, and maintenance and repair costs are charged to expense as incurred. Upon retirement or disposition, the applicable property amounts are relieved from the accounts, and any gain or loss is recorded in the consolidated statement of operations.

  Intangible Assets

         Intangible assets consist of acquired technology costs and the Rocktropolis tradename and are being amortized over 5 years on a straight-line basis.

         The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flow is less than the net book value of the asset, the asset is written down to its net realizable value. As of December 31, 1997, no such write-down was required.

  Revenue Recognition

         Revenues from the sale of music CDs and cassettes sold via the Internet, include shipping and handling charges, and are recognized at the time of shipment. The Company records the estimated gross profit which will be lost due to current period shipments being returned in future periods as a reduction of revenues and cost of revenues in the period of shipment.

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

         Advertising revenues are derived from the sale of advertising on the Company's websites. Advertising revenues are recognized in the period the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of "impressions", or times that any advertisement is viewed by users on the Company's websites. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until guaranteed impression levels are achieved. Revenues from the sale of certain advertising on the Company's websites are shared with third parties under the terms of certain agreements. The Company records advertising revenues net of amounts allocable to third parties under the terms of such agreements. To date, amounts allocable to third parties have not been significant.

         The Company recognizes advertising revenue as a result of barter transactions. Such revenue is recognized based on the fair value received, which generally consists of advertising displayed by other companies or merchandise. Barter revenue and the corresponding expenses are recognized in the period the advertising is displayed.

         International net revenues were $2,112,732, $650,258, and $25,570 for the years ended December 31, 1997, 1996 and 1995, respectively.

  Operating and Development Expenses

         Operating and development expenses consist of software engineering, multimedia production, graphic design, certain nonrecoverable advances and recoupable costs, artist relations, inventory management and computer operations which support the Company's products. For the years ended December 31, 1997, 1996 and 1995, the Company incurred costs of $4,128,249, $3,051,174, and $724,326, respectively, relating to research and development. These amounts are included in operating and development expenses as shown in the accompanying consolidated statements of operations.

  Advertising Expenses

         Promotional costs incurred in connection with the N2K Encoded Music label are capitalized for unreleased projects and expensed when the related product is released. All other advertising and promotional costs incurred by the

Company are expensed the first time the advertising takes place. Advertising and promotion expense was, $8,724,941, $1,759,515, and $388,748 for the years ended December 31, 1997, 1996 and 1995, respectively, and is included in sales and marketing expenses in the accompanying consolidated statements of operations.

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

  Loss per Common Share

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which supersedes APB 15. SFAS No. 128 requires dual presentation of basic and diluted earnings (loss) per share for complex capital structures on the face of the statements of operations. According to SFAS No. 128, basic earnings (loss) per share, which replaces primary earnings
(loss) per share, is calculated by dividing net income available to Common stockholders by the weighted average number of Common shares outstanding for the period. Diluted earnings (loss) per share, which replaces fully diluted earnings
(loss) per share, reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options.

         The Company adopted SFAS No. 128 during the period ended December 31, 1997, as earlier application was not permitted. As required by SFAS No. 128, all prior-period loss per common share data has been restated to conform with the provisions of this statement.

         The following is a summary of the numerators and denominators of the basic and diluted net loss per Common share computations:

                                                           1997                     1996                   1995
                                                           ----                     ----                   ----
Loss (numerator)                                      $(28,736,236)             $(18,907,909)           $(1,594,800)
Shares (denominator)                                     4,885,556                 2,760,948              1,566,955
Per share amount                                      $      (5.88)             $      (6.85)           $     (1.02)

         Diluted net loss per share is the same as basic net loss per share as no additional shares for the potential dilution from the exercise or conversion of securities into Common stock are included in the denominator as the result is anti-dilutive due to the Company's losses. Options to purchase 2,059,366 shares of Common stock at a weighted average exercise price of $9.45 per share, warrants to purchase 599,554 shares of Common stock at a weighted average exercise price of $14.16 per share and the AOL Purchase were outstanding as of December 31, 1997, but were not included in the computation of diluted net loss per Common share.

  Major Supplier and Distribution Agreement

         The Company had a contract with Valley Record Distributors (Valley), which was re-negotiated in January 1998. Valley is currently the Company's primary provider of order fulfillment for direct-to-consumer music products. The Company has no fulfillment operation or facility of its own and, accordingly, is dependent upon maintaining its existing relationship with Valley or establishing a new fulfillment relationship with one of the few other fulfillment operations. There can be no assurance that the Company will maintain its relationship with Valley or that it will be able to find an alternative, comparable supplier capable of providing fulfillment services on terms satisfactory to the Company should its relationship with Valley terminate. An unanticipated termination of the Company's relationship with Valley, particularly during the fourth quarter of the calendar year in which a high percentage of recorded music sales are made, could materially adversely affect the Company's results of operations for the quarter in which such termination occurred even if the Company was able to establish a relationship with an alternative fulfillment house. The re-negotiated contract expires in February 2000. Valley may terminate its existing agreement with the Company upon 30 days' written notice, in the event that Valley decides to discontinue providing fulfillment services to all of Valley's on-line service customers. To date, Valley has satisfied the Company's requirements on a timely basis. However, to the extent that Valley does not have sufficient capacity and is unable to satisfy on a timely basis increasing requirements of the Company, such capacity constraint would have a material adverse effect on the Company's business, results of operations and financial condition. For the years ended December 31, 1997, 1996 and 1995, the Company incurred costs related to this relationship of approximately $5,941,000, $1,439,000 and $83,000, respectively, which are included in cost of revenues on the accompanying consolidated statements of operations. As of December 31, 1997, relative to this relationship, Valley was due approximately $1,037,000 from the Company, which is included in accrued merchandise costs on the accompanying consolidated balance sheets.

         On October 16, 1996, the Company and RED Distribution, Inc. (RED), a subsidiary of Sony Music Entertainment, Inc., entered into a letter agreement which provided that RED be the exclusive distribution agent in the United States for the N2K Encoded Music label. The agreement has a three-year term and provides for a distribution fee of between 16% to 20% of net revenues, as defined. The agreement provides that the Company will deliver at least 12 previously unreleased, newly compiled or recorded studio albums during each year of the term of the agreement and no less than 4 such albums during each six months of each year of the term of the agreement. The distribution services rendered by RED include billing and collecting from customers, bearing bad debts, distributing promotional items, advertising, undertaking retail marketing and inventory control activities and processing returns. The payment of the distribution fees owed to RED by the Company is secured by all of the Company's inventories in RED's possession awaiting distribution. The Company does not have a distribution operation of its own for the N2K Encoded Music label and, accordingly, is dependent upon maintaining its existing relationship with RED or establishing a new distribution relationship with a comparable distributor. There can be no assurance that the Company will maintain its relationship with RED beyond the term of its existing agreement. The termination of such relationship would, absent establishing a substitute relationship with another distributor, have a material adverse effect on the Company's business, results of operations and financial condition. As the Company's first recording was released in January 1997, there was no activity under this agreement prior to December 31, 1996. For the year ended December 31, 1997, approximately $5,919,000 in gross product revenues and approximately $3,170,000 in net product revenues were generated through RED. Net amounts due from RED as of December 31, 1997, were approximately $1,114,000, which are included in accounts receivable in the accompanying consolidated balance sheets.

  Reclassifications

         The consolidated financial statements for prior years have been reclassified to conform with the current year's presentation.

2. ACQUISITIONS:

  Acquisition of New York N2K

         On February 13, 1996, New York N2K merged with and into Telebase in a transaction accounted for as a purchase. Telebase issued 1,347,857 shares of Common stock valued at $3,073,118 and 1,347,860 shares of Series E Preferred stock valued at $1,078,286 in exchange for all of the outstanding Common stock of New York N2K. The fair value assigned to the Common stock was determined based upon an independent appraisal. Telebase is the surviving corporation; however, the corporate name of the surviving corporation was changed to N2K Inc. Telebase was the acquirer in this purchase. The results of the acquired business have been included in the consolidated financial statements from the date of acquisition. The total purchase price of $4,375,481, including transaction costs, was allocated to the assets acquired and liabilities assumed based on their respective fair values. The Company recorded $4,133,281 of the purchase price as a charge to the consolidated statements of operations on the acquisition date as it was related to the fair value of incomplete research and development projects. The remaining balance of the purchase price of $280,000 was allocated to acquired technology costs and is being amortized over 5 years on a straight-line basis. If the acquisition of New York N2K had occurred on January 1, 1995, the unaudited pro forma information, after giving effect to the pro forma adjustments described below, would have been as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                                           -------------------------
                                                                           1996                 1995
                                                                           ----                 ----
Unaudited pro forma revenues                                           $  1,724,331         $    240,131
                                                                       ============         ============

Unaudited pro forma loss from continuing operations                    $(14,189,842)        $ (4,129,250)
                                                                       ============         ============

Unaudited pro forma net loss                                           $(15,158,516)        $ (2,839,579)
                                                                       ============         ============

Unaudited pro forma basic and diluted net loss per Common share        $      (5.49)        $      (1.81)
                                                                       ============         ============

         The unaudited pro forma information does not purport to be indicative of the results that would have been attained if the operations had actually been combined for the periods presented and is not necessarily indicative of the operating results to be expected in the future.

         The pro forma adjustments consist of compensation charges for certain executive officers who did not receive any compensation from New York N2K prior to the merger and the amortization of the acquired technology costs. The amount of the compensation pro forma adjustment was $75,000 and $500,000 for the years ended December 31, 1996 and 1995, respectively. The amount of the acquired technology cost amortization pro forma adjustment was $7,000 and $46,667 for the years ended December 31, 1996 and 1995, respectively. Additionally, the above unaudited pro forma information excludes the one-time charge of $4,133,281 associated with the write-off of purchased research and development costs in connection with the New York N2K acquisition and includes the write-off of purchased research and development costs associated with the purchase of the Rocktropolis website for the year ended December 31, 1996. This one-time charge would have increased the unaudited pro forma basic and diluted net loss per Common share for the year ended December 31, 1996 by $1.50.

         On February 13, 1996, the Company sold 3,750,000 shares of Series E Preferred stock at $.80 per share and received gross proceeds of $3,000,000 (see
Note 7).

  Acquisition of Rocktropolis Website

         On June 21, 1996, the Company acquired the assets that relate to the rock website known as Rocktropolis, from Rocktropolis Enterprises, LLC for $633,000 in cash and 44,790 shares of Common stock valued at $537,498. The total purchase price of $1,209,242, including transaction costs, was allocated to the assets acquired based on their respective fair values. The Company recorded $1,109,242 of the purchase price as a charge to the consolidated statements of operations on the acquisition date as it was related to the fair value of incomplete research and development projects. The remaining balance of the purchase price was allocated to the Rocktropolis tradename and is being amortized on a straight-line basis over 5 years.

         The Common stock issued in connection with the acquisition of the Rocktropolis website could be "put" back to the Company at a price of $12 per share at any time beginning 366 days after the issuance date if there was not at that time a public market for shares of the Company's Common stock. Accordingly, the value of these shares ($537,498) was not included in Stockholders' equity in the accompanying consolidated balance sheets prior to the consummation of the initial public offering. The "put" rights expired upon the consummation of the initial public offering.

3. DISCONTINUED OPERATIONS:

         In April 1997, the Company's Board of Directors approved a formal plan of disposal for its on-line information services business.

         The on-line information services business was accounted for as discontinued operations with a measurement date of April 4, 1997. The Company expected that the sale of the on-line information services business would result in a gain on the disposal of the segment's net assets which would be sufficient to offset the losses of the segment from the measurement date to the disposal date. As a result, no amounts were accrued in the accompanying consolidated financial statements relating to the disposal of the segment. The net losses from discontinued operations from the measurement date to the disposal date were recorded as an adjustment to the net assets of the discontinued operations in the accompanying consolidated balance sheets. The accompanying consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations.

         Effective August 1, 1997, the Company entered into an agreement for the sale of all of the net assets of the on-line information services business, except its accounts receivable and accounts payable. The total purchase price of $6,000,000 consists of $3,000,000 which was paid in cash at closing, and up to an additional $3,000,000 pursuant to an earn-out which, if and to the extent earned, is payable at the purchaser's sole discretion on March 31, 1999 and September 30, 1999, either in cash or that number of shares of its Common stock having a market value equal to the amount to be paid. The earn-out is based upon the revenues of the business which are generated from July 1, 1997 through December 31, 1998. If revenues during the above period do not meet the specified target, the earn-out is reduced. If revenues during the above period exceed the specified target, the earn-out is increased, up to a maximum of $1,000,000. The Company will record the earn-out as a gain on the sale of discontinued operations when realized. At closing, the Company recorded a gain on the sale of discontinued operations of $1,574,493. The gain was net of a provision for certain disposal costs including accruals for future commitments relating to severance and doubtful accounts relating to the on-line information services business' accounts receivable. These costs are reflected in accrued discontinued operations disposal costs (see Note 5). In connection with the sale, the Company entered into a services agreement under which it will provide certain services and support personnel to the purchaser through September 1999 for a fixed monthly fee.

         Revenues and income (loss) from discontinued operations in the accompanying consolidated statements of operations were:

                                                       YEAR ENDED DECEMBER 31,
                                             1997               1996                1995
                                             ----               ----                ----
Revenues                                 $ 2,411,057         $ 7,855,758         $10,976,711
                                         ===========         ===========         ===========

Income (loss) before income taxes        $  (415,970)        $  (968,674)        $ 1,289,971

Income taxes                                    --                  --                   300
                                         -----------         -----------         -----------

Income (loss)                            $  (415,970)        $  (968,674)        $ 1,289,671
                                         ===========         ===========         ===========

         The assets and liabilities of the on-line information services business have been reclassified in the accompanying consolidated balance sheets to separately identify them as net assets of discontinued operations. A summary of these net assets of discontinued operations as of December 31, 1996 is as follows:

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
                                                                               ===========

4. PREPAID EXPENSES:

         Prepaid expenses as of December 31, 1997 and 1996 consist of the following:

                                                                                                DECEMBER 31,
                                                                                      -----------------------------
                                                                                      1997                     1996
                                                                                      ----                      ----
                  AOL marketing advances                                           $12,775,000               $       --
                  Excite marketing advances                                          3,300,000                       --
                  Netscape marketing advances                                        3,000,000                       --
                  Other                                                                481,276                  703,657
                                                                                   -----------               ----------
                                                                                    19,556,276                  703,657
                  Less: Accumulated amortization of marketing advances
                                                                                    (2,769,741)                      --
                                                                                   -----------                 --------
                                                                                   $16,786,535               $  703,657
                                                                                   ===========               ==========

5. OTHER ACCRUED LIABILITIES:

         Other accrued liabilities as of December 31, 1997 and 1996 consist of the following:

                                                                                                  DECEMBER 31,
                                                                                        ----------------------------
                                                                                        1997                    1996
                                                                                        ----                     ----
                  Office close-down                                                 $  140,192               $  500,722
                  Accrued professional fees                                            145,423                  499,352
                  Accrued discontinued operations disposal costs (Note 3)              671,407                       --
                  Other                                                              1,642,435                  570,938
                                                                                    ----------               ----------
                                                                                    $2,599,457               $1,571,012
                                                                                    ==========               ==========

         During 1996, the Company recorded a provision related to the close-down of an office. As of December 31, 1997, the Company has future obligations relating to this close-down, which includes costs for lease payments (net of sublease receipts) on the office facility as the Company is not utilizing the space and employee severance. Actual results could differ from this estimate.

6. CREDIT AGREEMENTS:

         The Company had a line of credit with a bank of $2,000,000 that originally expired on December 31, 1997. On January 23, 1998, pursuant to a letter agreement, the line of credit was extended to March 31, 1998. The Company is currently negotiating the terms of a new line of credit. The Company is obligated to pay a commitment fee equal to 0.5% on the average daily unused portion of the commitment. The line of credit bears interest at the "bank's prime rate," as defined, and is secured by a security interest in substantially all of the Company's assets. Maximum borrowings are limited to certain percentages of eligible accounts receivable (as defined). During 1997, 1996, and 1995 the maximum amount outstanding was $850,000, $600,000 and $400,000, respectively. For the years ended December 31, 1997, 1996, and 1995, the weighted average interest rate was 8.5%, 8.7% and 8.7%, respectively. In addition, the line of credit requires the Company to meet certain financial covenants. Interest expense for the years ended December 31, 1997, 1996 and 1995 was $54,711, $14,992 and $7,360, respectively.

7. PREFERRED STOCK:

          At December 31, 1996, Preferred stock consisted of the following:

               Preferred stock, $.001 par value, shares authorized and designated 40,000,000 as follows--
                 Series A, 500,000 shares authorized, 488,838 shares issued and outstanding            $   489
                 Series B, 625,000 shares authorized, issued and outstanding                               625
                 Series C, 2,857,143 shares authorized, 2,142,857 shares issued and outstanding          2,143
                 Series D, 1,000,000 shares authorized, 800,000 shares issued and outstanding              800
                 Series E, 6,007,060 shares authorized, issued and outstanding                           6,007
                 Series F, 5,333,333 shares authorized, issued and outstanding                           5,333
                 Series G, 15,000,000 shares authorized in 1997                                             --
                                                                                                       -------
                                                                                                       $15,397
                                                                                                       =======

         In January 1988, the Company issued 488,838 shares of Series A Preferred stock at $1.25 per share upon the conversion of certain liabilities. The Series A Preferred shares were converted into 171,276 shares of Common stock upon the consummation of the initial public offering.

         In March 1988, the Company sold 625,000 shares of Series B Preferred stock for $1,000,000. In August 1988, the Company sold 2,142,857 shares of Series C Preferred stock for $3,000,000. In 1993, the Series C Preferred stockholder sold all of its shares to various outside investors, as well as to certain officers of the Company. In June 1997, certain officers converted 120,000 shares of their Series C Preferred shares into 33,600 shares of Common stock. The Series B and Series C Preferred shares were converted into 178,569 and 566,399 shares of Common stock, respectively, upon the consummation of the initial public offering.

         In September 1994, the Company sold 800,000 shares of Series D Preferred stock at $2 per share and received net proceeds of $1,559,084. The Series D Preferred shares were converted into 615,381 shares of Common stock upon the consummation of the initial public offering.

         On February 13, 1996, the Company issued 1,347,860 shares of Series E Preferred Stock in connection with the acquisition of New York N2K (see Note 2). Also, on February 13, 1996, the Company sold 3,750,000 shares of Series E Preferred stock for $.80 per share and received proceeds of $3,000,000. In April and May 1996, the Company sold 909,200 shares of Series E Preferred stock at $.80 per share and received proceeds of $727,360. The number of shares of Series E Preferred stock sold to certain officers and directors of the Company at $.80 per share was 3,299,992. The Series E Preferred shares were converted into 1,501,755 shares of Common stock upon the consummation of the initial public offering. In May and June 1996, the Company sold 5,333,333 shares of Series F Preferred stock at $3 per share and received net proceeds of $15,268,284. The Series F Preferred shares were converted into 1,333,321 shares of Common stock upon the consummation of the initial public offering.

         In April 1997, the Company sold 2,480,329 shares of Series G Preferred stock at $3 per share, including 17,000 shares issued as a finder's fee, and received gross proceeds of $7,389,987 and net proceeds of $7,215,531. The Series G Preferred shares were converted into 620,077 shares of Common stock upon the consummation of the initial public offering. The number of shares of Series G Preferred stock sold to certain officers and directors of the Company at $3 per share was 333,333. Additionally, the Company issued warrants to purchase 48,555 shares of Common stock at an exercise price of $12 per share as a placement fee relating to this transaction.

8. STOCKHOLDERS' EQUITY:

  Common Stock Options

         Under the Company's 1987 Incentive Stock Option Plan, options to purchase 775,000 shares of Common stock could have been granted to certain officers, directors and employees. The options expire ten years from the date of grant and vest over four years. Expiration dates range from 1998 to 2005. As of December 31, 1997, there are 190,187 options outstanding and no additional grants will be made under this plan.

         Additionally, the Company has 59,132 nonqualified stock options outstanding as of December 31, 1997, with expiration dates ranging from July 1998 to January 2005. Currently, these options are fully vested.

         In February 1996, the Company established the 1996 Stock Option Plan, which authorized options to purchase 1,650,000 shares of Common stock, as amended and restated on June 20, 1996. Under the 1996 Stock Option Plan, options may be granted to officers, directors and other key employees. The options expire ten years from the date of grant and vest over four years, unless specifically agreed to otherwise. The exercise price is fixed at the grant date and equals at least 100% of the fair market value of the Common stock on the date of grant. As of December 31, 1997, there are 1,440,998 options outstanding and 202,159 options available for grant under the 1996 Stock Option Plan.

         In December 1996, the Company granted 4,050 nonqualified stock options to individuals who were neither employees or directors of the Company. The options expire ten years from the date of grant and vested immediately upon grant. The exercise price is equal to the fair market value of the Common stock on the date of grant. These options were not granted under any of the Company's plans. In July, 1997, the Company granted 324,999 stock options to Lawrence L. Rosen, Jonathan V. Diamond and Robert David Grusin. The options expire seven years from the date of grant and vest over four years. The exercise price is equal to the fair market value of the Common stock on the date of grant. These options were not granted under any of the Company's plans.

         In April 1997, the Company's Board of Directors approved the issuance of options to purchase 15,000 shares of Common stock, which were not pursuant to any of the Company's option plans, to non-employees of the Company. These options were granted at the time of the initial public offering and at an exercise price equal to the price for shares sold in the initial public offering. In accordance with SFAS No. 123, the Company recorded a charge for the fair value of these options in the accompanying consolidated statement of operations.

         In April 1997, the Board of Directors adopted and the stockholders of the Company approved, the 1997 Directors' Stock Option Plan (the Directors'
Plan) pursuant to which each member of the Board of Directors, who is not an employee of the Company, who is elected or continues as a member of the Board of Directors is entitled to receive annually, options to purchase 12,500 shares of Common stock at an exercise price equal to fair market value; provided, however, that no director may receive under the Directors' Plan, options to purchase an aggregate of more than 125,000 shares of Common stock. Each option grant under the Directors' Plan vests after the first anniversary of the date of grant and expires three years thereafter. The maximum number of shares of Common stock reserved for issuance under the Directors' Plan is 500,000 shares (subject to adjustment for certain events such as stock splits and stock dividends). In April 1997, the Board of Directors authorized the issuance of 25,000 options under the Directors' Plan at an exercise price equal to the price for shares sold in the initial public offering.

Information relative to all of the Company's stock option activity is as follows:


                                                                                            WEIGHTED
                                                                                            AVERAGE
                                                                                            EXERCISE
                                                                       EXERCISE PRICE         PRICE            AGGREGATE
                                                          OPTIONS        (PER SHARE)       (PER SHARE)         PROCEEDS
                                                          -------        -----------       -----------         --------
Balance as of December 31, 1994                           396,891      $  2.50-$ 5.00         $ 3.52         $ 1,398,884
   Granted                                                231,375         2.60-   .20           2.63             608,325
   Exercised                                                  (25)               3.20           3.20                 (80)
   Terminated                                              (5,850)               3.20           3.20             (18,720)
                                                        ---------      --------------         ------         -----------
Balance as of December 31, 1995                           622,391         2.50-  5.00           3.19           1,988,409
   Granted                                              1,020,169         3.20- 12.00           4.83           4,922,483
   Exercised                                               (2,145)        2.60-  3.20           2.80              (6,006)
   Terminated                                            (102,363)        2.50-  5.00           3.05            (311,994)
                                                        ---------      --------------         ------         -----------
Balance as of December 31, 1996                         1,538,052         2.50- 12.00           4.29           6,592,892
   Granted                                                866,194        12.00- 21.00          16.59          14,374,381
   Exercised                                             (242,417)        2.60- 12.00           3.30            (798,770)
   Terminated                                            (102,463)        2.60- 21.00           6.89            (706,120)
                                                        ---------      --------------         ------         -----------
Balance as of December 31, 1997                         2,059,366      $  2.50-$21.00         $ 9.45         $19,462,383
                                                        =========      ==============         ======         ===========

Options exercisable as of December 31, 1997               783,276                             $ 8.08
                                                        =========                             ======

         The weighted average remaining contractual life of all options outstanding at December 31, 1997 is 8.5 years.

         The following table summarizes information relating to the all of the Company's stock option activity based upon each exercise price.


                                                                                                         WEIGHTED
                                                                  WEIGHTED                                AVERAGE
                                                 WEIGHTED          AVERAGE                               EXERCISE
                                                  AVERAGE         EXERCISE                                 PRICE
      RANGE OF                                   REMAINING        PRICE OF                                  OF
      EXERCISE                OPTIONS           CONTRACTUAL      OUTSTANDING           OPTIONS          EXERCISABLE
       PRICES             OUTSTANDING AT           LIFE            OPTIONS         EXERCISABLE AT         OPTIONS
     (PER SHARE)         DECEMBER 31,1997         (YEARS)        (PER SHARE)     DECEMBER  31, 1997     (PER SHARE)
     -----------         ----------------         -------        -----------     ------------------     -----------
  $  2.50-$  3.52           1,030,615               7.7             $3.28              347,565              $3.22
     5.00                      28,000               0.9              5.00               28,000               5.00
    12.00-  14.63             475,350               9.0             12.06              382,711              12.00
    19.00-  21.00             525,401               9.8             19.44               25,000              19.00
                            ---------                                                  -------
                            2,059,366                                                  783,276
                            =========                                                  =======

      The Company accounts for all of its option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. SFAS No. 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. Had the Company recognized compensation cost for its stock option plans consistent with the provisions of SFAS No. 123, the Company's net loss in 1997, 1996 and 1995 and the pro forma net loss per Common share in 1997, 1996 and 1995 would have been increased to the following pro forma amounts:


                                                                     1997                1996                1995
                                                                     ----                ----                ----
         Net Loss:
           As reported                                           $(28,736,236)        $(18,907,909)        $(1,594,800)
                                                                 =============        =============        ============

           Pro forma                                             $(32,061,236)        $(21,681,909)        $(2,218,800)
                                                                 =============        =============        ============

         Basic and Diluted Net Loss as of December 31, 1997

           As reported                                           $     (5.88)        $      (6.85)        $     (1.02)
                                                                 ============        =============        ============

           Pro forma                                             $     (6.56)        $      (7.85)        $     (1.42)
                                                                 ============        ============         ============


         Since the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the pro forma compensation cost disclosed above may not be representative of that to be expected in future years.

         The weighted average fair value of the stock options granted during 1997, 1996 and 1995 was $8.40, $8.62 and $9.93, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                        1997                    1996                   1995
                                        ----                    ----                   ----
Risk-free interest rate                  6.1%                   5.5%                    6.5%
Expected dividend yield                  0.0%                   0.0%                    0.0%
Expected life                         6 Years                6 Years                 6 Years
Expected volatility                     33.1%                   0.0%                    0.0%

  Common Stock Warrants

         In February 1996, the Company issued warrants to purchase 37,500 shares of Common stock at an exercise price of $3.20 per share. In January 1998, these warrants were exercised. In May and June 1996, the Company issued warrants to purchase 66,999 shares of Common stock at an exercise price of $12 per share. These warrants expire in 2003. In April 1997, the Company issued warrants to purchase 48,555 shares of Common stock at an exercise price of $12 per share in connection with the Series G Preferred stock financing. These warrants expire in April 2004. Additionally, in July and August 1997, the Company issued warrants to purchase an aggregate of 299,264 shares of Common stock at an exercise price of $12 per share in connection with the issuance of the Management Notes and Senior Notes (see Note 1). Additionally, in connection with the AOL agreements, discussed in Note 1, the Company granted AOL a warrant for the future purchase of up to 184,736 shares of Common stock at an exercise price equal to the initial public offering price per share, which was $19.00 per share. The AOL Warrant is exercisable as to one-half of the total number of shares on the first anniversary of the date of issuance and as to the balance of the shares on the second anniversary of the date of issuance. The AOL Warrant expires in September 2004.

  Employee Stock Purchase Plan

         In June 1996, the Company established the 1996 Employee Stock Purchase Plan (the ESP Plan). The number of shares available to purchase under the ESP Plan is 1,500,000 shares of Common stock. As of December 31, 1997, 1,500,000 shares are available for purchase under the ESP Plan. The employee's purchase price is the lower of (a) 85% of the fair market value of a share of the Company's Common stock on the first day of the Purchase period (as defined) and
(b) 85% of the fair market value of a share of the Company's Common stock on the last day of the Purchase period (as defined).

9. INCOME TAXES:

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset-and-liability approach in accounting for income taxes. Under this method, deferred income taxes are computed based on the differences between financial reporting and income tax reporting of assets and liabilities using enacted tax rates.

         As of December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $40,225,000, which begin to expire in 2001. Significant components of deferred income taxes consist of the following:

                                                                        DECEMBER 31,
                                                                 1997                  1996
                                                                 ----                  ----
Gross deferred tax assets:
     Net operating loss carryforwards                         $ 16,238,000        $ 8,534,000
     Depreciation and amortization                                      --             13,000
     Research and development expenses not
         currently deductible                                    2,463,000                 --
     Accruals not currently deductible                           1,503,000            413,000
                                                              ------------        -----------
                                                                20,204,000          8,960,000
                                                              ------------        -----------
Gross deferred tax liabilities:
     Depreciation and amortization                                (183,000)               --
     Other deferred tax liabilities                                 (1,000)           (17,000)
                                                               -----------        -----------
                                                                  (184,000)           (17,000)
                                                               -----------        -----------
Less--Valuation allowance                                      (20,020,000)        (8,943,000)
                                                              ------------        -----------
                                                              $         --        $        --
                                                              ============        ===========

         The Company has recorded a valuation allowance for the net deferred tax asset as the Company concluded that the net deferred tax asset did not meet the recognition criteria under SFAS No. 109. The valuation allowance increased $11,077,000 during 1997 due principally to net operating loss carryforwards and research and development expenses which will be deductible in future years. Based on changes in ownership of the Company, utilization of the net operating loss carryforwards may be subject to annual limitations.

10. OTHER RELATED-PARTY TRANSACTIONS:

         For the years ended December 31, 1997, 1996, and 1995, the Company incurred fees of $1,000, $130,000, and $30,000, respectively, to a law firm in which certain of its partners were Series A Preferred stockholders.

11. COMMITMENTS AND CONTINGENCIES:

         The Company has entered into various operating and capital leases for office space, computer equipment and office equipment. Assets acquired under capital leases at a cost of $1,801,663 and $868,436 less accumulated amortization of $709,777 and $477,535, are included in property and equipment in the accompanying consolidated balance sheets as of December 31, 1997 and 1996, respectively. Certain capital leases are secured by certificates of deposit totaling $167,000, which are shown as restricted cash in other assets in the accompanying consolidated balance sheets. Interest rates on these capital leases range from 6.0% to 19.0%. Future minimum lease payments under operating and capital leases as of December 31, 1997, are as follows:

                                                                OPERATING           CAPITAL
                                                                ---------           -------
     1998                                                      $1,696,155         $  538,343
     1999                                                       1,760,380            373,954
     2000                                                       1,740,692            280,683
     2001                                                       1,538,380             48,290
     2002                                                         912,985              8,048
                                                               -----------         ----------
     Total minimum lease payments                              $7,648,592          1,249,318
                                                               ==========
     Less--Amount representing interest                                             (131,613)
                                                                                  ----------
     Present value of minimum capital lease payments                              $1,117,705
                                                                                  ==========


         Rent expense under the operating leases for the years ended December 31, 1997, 1996 and 1995 was $823,676, $529,186 and $100,870 respectively.

         The Company has entered into agreements with various content providers, vendors and recording artists. The remaining terms of these agreements range from one to five years. These agreements provide for the payment of royalties, bounties and certain guaranteed amounts. Other than the payments to AOL, Excite and Netscape, minimum guaranteed payments required under such agreements are insignificant.

         The Company has employment agreements with certain officers that provide for, among other things, salary, bonus, severance and change in control provisions.

         The Company entered into an employment agreement with Phil Ramone (the Ramone Employment Agreement) to provide for his service as President of N2K Encoded Music effective as of October 15, 1996. The initial term of the Ramone Employment Agreement is three years (the Initial Term), with an option for an additional two-year period at the Company's discretion (the Option Period). The Ramone Employment Agreement provides for a base salary of $450,000 for the first year, increasing to $550,000 for the remainder of the Initial Term. If Mr. Ramone's employment continues after the Initial Term, he will receive $650,000 for the first year of the Option Period, with the salary for the second year to be negotiated in good faith upon commencement of the Option Period. Notwithstanding the foregoing, in the event that the Company and Mr. Ramone are unable to agree on the amount of Mr. Ramone's annual salary during the Option Period after 30 days' good faith negotiations, then the Company's option will be treated as if it had not been exercised. The Ramone Employment Agreement also provides for (a) a one-time $100,000 bonus payable on October 1, 1997 in the form of a loan from the Company, the principal of and the interest on which will be forgiven (assuming no termination for cause) over a 12-month period beginning on October 1, 1998 and (b) an annual performance bonus in the amount of (i) $50,000 if the gross revenues of N2K Encoded Music are at least $8 million but not in excess of $10 million during such fiscal year or (ii) $100,000 if such gross revenues exceed $10 million during such fiscal year. As of February 12, 1998, the $100,000 one-time bonus has not yet been paid. The Ramone Employment Agreement also provides that Mr. Ramone is entitled to 10% of the after-tax net profit attributable to N2K Encoded Music's operations in any fiscal year, including participation in the proceeds of a sale of N2K Encoded Music as if he were a 5% (during the Initial Term) or a 7.5% (during the Option Period) equity owner of N2K Encoded Music. Mr. Ramone was granted qualified and non-qualified options under the terms of the Ramone Employment Agreement to purchase 73,677 shares of Common stock at $12.00 per share. Such options expire on October 15, 2002, but not later than one year from the date Mr. Ramone's employment with the Company terminates. One quarter of Mr. Ramone's options vested at the beginning of his employment on October 15, 1996, with the balance vesting ratably over a three-year period. Should Mr. Ramone's employment with the Company be terminated, the Company at its option may repurchase any or all shares of Common stock issued to Mr. Ramone upon his exercise of any of his options held by him on the date of such termination at fair market value (or, if such termination is for cause, at the price paid by Mr. Ramone for such shares). The Company may elect to pay for these shares in three equal annual installments by delivery of a promissory note with an interest rate of 8% per annum.

         The Company was obligated to loan Mr. Ramone $100,000 at the signing of the Ramone Employment Agreement on September 26, 1997. As of December 31, 1997, the Company had loaned Mr. Ramone $50,000. Subsequent to December 31, 1997, the remaining $50,000 was loaned to Mr. Ramone. The promissory note related to this loan (the Ramone Note) is due on October 1, 2000 and is interest-free unless an event of default (as defined therein) occurs, in which case the interest rate shall become 15% until such default is cured. The terms of the Ramone Note give the Company the right to deduct and withhold certain compensation owed by the Company to Mr. Ramone under either of the Ramone Employment Agreement or the Producer's Agreement (as defined below).

         Simultaneously with the execution of the Ramone Employment Agreement, the Company also entered into a Music Producer's Agreement (the Producer's Agreement) with Mr. Ramone (through a personal corporation) providing for the recording and production of master recordings of one or more of the Company's recording artists. The term of the Producer's Agreement is coextensive with the term of the Ramone Employment Agreement. Pursuant to the terms of the Producer's Agreement, Mr. Ramone will receive a percentage of royalties based on agreed upon formulas. No payments under the Producer's Agreement shall be made to Mr. Ramone until such time that the Ramone Note has been repaid.

         The Company is party to various claims arising in the ordinary course of business. Although the ultimate outcome of these matters is presently not determinable, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

         Due to the fact that material may be downloaded from websites and may be subsequently distributed to others, there is potential that claims will be made against the Company for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of such material. Although the Company carries general liability insurance, the Company's insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify the Company for all liability that may be imposed. Any costs or imposition of liability that is not covered by insurance or in excess of insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition. The Company is currently not aware of any such claims.

12. DEFINED CONTRIBUTION PLAN:

         The Company maintains a Matched Savings Plan (the Plan) in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees of the Company. Participants may contribute up to 15% of their total compensation to the Plan, with the Company matching 30% of the participant's contribution, limited to 6% of the participant's total compensation. For the years ended December 31, 1997, 1996, 1995, the Company contributed $111,786, $53,100 and $18,200, respectively, to the Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information called for in this item is hereby incorporated by reference from the Company's definitive 1998 Proxy Statement for the Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

The information called for in this item is hereby incorporated by reference from the Company's definitive 1998 Proxy Statement for the Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information called for in this item is hereby incorporated by reference from the Company's definitive 1998 Proxy Statement for the Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for in this item is hereby incorporated by reference from the Company's definitive 1998 Proxy Statement for the Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(1)  Financial Statements.

      The financial statements of the Company and its subsidiaries have been filed as part of Item 8 of this Form 10-K.

(2) Financial Statement Schedules (Included in Part IV of this report).

Schedule II-Valuation and Qualifying Accounts

      All other Schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

(3)  Exhibits.

         The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

EXHIBIT
NUMBER                                                    DESCRIPTION
------                                                    -----------
 3.1          --     Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.1 to the
                     Registrant's Registration Statement on Form S-1 (File No. 333-47307) is hereby incorporated by reference).

 3.2          --     Amended and Restated Bylaws of the Registrant (Exhibit 3.2 to the Registrant's
                     Registration Statement on Form S-1 (File No. 333-47307) is hereby incorporated by
                     Reference).

 4.1          --     Specimen of Certificate for Common Stock (Exhibit 4.1 to the Registrant's Registration
                     Statement on Form S-1 (File No. 333-33105) is hereby incorporated by reference).

 4.2          --     1987 Employee Incentive Stock Option Plan of the Company (Exhibit 4.2 to the Registrant's
                     Registration Statement on Form S1 (File No. 333-33105) is hereby incorporated by reference).

 4.3          --     Amended and Restated 1996 Stock Option Plan of the Company (Exhibit 4.3 to the Registrant's
                     Registration Statement on Form S-1 (File No. 333-33105) is hereby incorporated by reference).

 4.4          --     1996 Employee Stock Purchase Plan (Exhibit 4.4 to the Registrant's Registration Statement on
                     Form S-1 (File No. 333-33105) is hereby incorporated by reference).

 4.5          --     1997 Directors' Stock Option Plan (Exhibit 4.5 to the Registrant's Registration Statement on
                     Form S-1 (File No. 333-33105) is hereby incorporated by reference).

 4.6          --     Note Purchase Agreement dated October 30, 1987 between the Company and Gary M. Lauder (Exhibit
                     4.6 to the Registrant's Registration Statement on Form S-1 (File No. 333-33105) is hereby incorporated by reference).

 4.7          --     Form of Series A Preferred Stock Purchase Agreement (Exhibit 4.7 to the Registrant's
                     Registration Statement on Form S-1 (File No. 333-33105) is hereby incorporated by reference).

 4.8          --     Form of Series C Preferred Stock Purchase Agreement (Exhibit 4.8 to the Registrant's
                     Registration Statement on Form S-1 (File No. 333-33105) is hereby incorporated by reference).

 4.9          --     Form of Series D Preferred Stock Purchase Agreement (Exhibit 4.9 to the Registrant's
                     Registration Statement on Form S-1 (File No. 333-33105) is  hereby incorporated by reference).

 4.10         --     Form of Series E Preferred Stock Purchase Agreement (Exhibit 4.10 to the Registrant's Registration
                     Statement on Form S-1 (File No. 333-33105) is hereby incorporated by reference).

 4.11         --     Form of Series F Preferred Stock Purchase Agreement (Exhibit 4.11 to the Registrant's Registration
                     Statement on Form S-1 (File No. 333-33105) is hereby incorporated by reference).

 4.12         --     Form of Series G Preferred Stock Purchase Agreement (Exhibit 4.12 to the Registrant's Registration
                     Statement on Form S-1 (File No. 333-33105) is hereby incorporated by reference).

 4.13         --     Registration Rights Agreement dated as of February 13, 1996 among the Company and the shareholders of New York N2K (Exhibit 4.13 to the Registrant's Registration Statement on Form
                     S-1 (File No. 333-33105) is hereby incorporated by reference).

 4.14         --     Warrant Agreement dated as of February 13, 1996 between the Company and Unterberg Harris
                     (Exhibit 4.14 to the Registrant's Registration Statement on Form S-1 (File No. 333-33105) is
                     hereby incorporated by reference).

 4.15         --     Form of Warrant Certificate of the Company (Exhibit 4.15 to the Registrant's Registration
                     Statement on Form S-1 (File No. 333-33105) is hereby incorporated by reference).

 4.16         --     Form of 14% Management Note of the Company (Exhibit 4.16 to the Registrant's Registration
                     Statement on Form S-1 (File No. 333-33105) is hereby incorporated by reference).

 4.17         --     Form of 14% Senior Note of the Company (Exhibit 4.17 to the Registrant's Registration Statement
                     on Form S-1 (File No. 333-33105) is hereby incorporated by reference).

 4.18         --     Form of Warrant Certificate of the Company, issued in connection with the 14% Senior Notes
                     (Exhibit 4.18 to the Registrant's Registration Statement on Form S-1 (File No. 333-33105)
                     is hereby incorporated by reference).

 4.19         --     Letter Agreement dated September 16, 1997 between the Company and America Online, Inc. (Exhibit
                     4.19 to the Registrant's Registration Statement on Form S-1 (File No. 333-33105) is hereby incorporated by reference).

 4.21         --     Subscription Agreement dated as of October 22, 1997 between the Company and America Online,
                     Inc. (the "AOL Subscription Agreement") (Exhibit 4.1 to the Registrant's Quarterly Report
                     on Form 10-Q for the quarter ended September 30, 1997 is hereby incorporated by reference).

 4.22         --     Registration Rights Agreement dated as of October 22, 1997 between the Company and America
                     Online, Inc. (Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 is hereby incorporated by reference).

 4.23         --     Form of Warrant Certificate of the Company, issued in connection with the purchase of shares of the Company's Common Stock by America Online, Inc. under the terms of the AOL Subscription
                     Agreement (Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                     September 30, 1997 is hereby incorporated by reference).

 9.1          --     Stockholders' Agreement dated February 13, 1996, by and among James E. Coane, Charles Wilson
                     III, Poly Ventures II, Limited Partnership, AT&T Corporation, Gary Lauder, Unterberg Harris
                     Interactive Media Limited Partnership, C.V., Lawrence L. Rosen, Jonathan V. Diamond, Robert
                     David Grusin and the Company (Exhibit 9.1 to the Registrant's Registration Statement on Form
                     S-1 (File No. 333-33105) is hereby incorporated by reference).

10.1          --     Employment Agreement effective as of February 13, 1996 between the Company and Lawrence L.
                     Rosen (Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-33105)
                     is hereby incorporated by reference).

10.2          --     Employment Agreement effective as of February 13, 1996 between the Company and Jonathan V.
                     Diamond (Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (File No.
                     333-33105) is hereby incorporated by reference).

10.3          --     Employment Agreement effective as of February 13, 1996 between the Company and Robert David
                     Grusin (Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No.
                     333-33105) is hereby incorporated by reference).

10.4          --     Employment Agreement dated as of May 1, 1987 between the Company and James E. Coane (Exhibit
                     10.4 to the Registrant's Registration Statement on Form S-1 (File No. 333-33105) is hereby incorporated by reference).

10.5          --     Employment Agreement dated as of February 8, 1988 between the Company and Bruce Johnson
                     (Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (File No. 333-33105) is
                     hereby incorporated by reference).

10.6          --     Letter Agreement re: Revolving Line of Credit with CoreStates Bank, N.A. (f.k.a.  Meridian
                     Bank) (Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (File No. 333-33105)
                     is hereby incorporated by reference).

10.7          --     Letter Agreement dated June 3, 1996 between the Company and Rocktropolis Enterprises, LLC
                     (Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (File No. 333-33105) is
                     hereby incorporated by reference).

10.8          --     Lease Agreement dated April 26, 1991 between the Company and Bebob Associates, as amended
                     (Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (File No. 333-33105) is
                     hereby incorporated by reference).

10.9          --     Lease Agreement dated September 7, 1995 between New York N2K and 55 Broad Street Company, as supplemented by the First, Second, Third and Fourth Additional Space Agreements dated April 1,
                     April 2, April 3 and October 15, 1996 between the Company and 55 Broad Street Company (Exhibit
                     10.9 to the Registrant's Registration Statement on Form S-1 (File No. 333-33105) is hereby incorporated by reference).

10.10         --     Small Order Fulfillment Agreement between the Company and Valley Record Distributors (Exhibit
                     10.10 to the Registrant's Registration Statement on Form S-1 (File No. 333-33105) is hereby incorporated by reference).

10.11         --     Indemnification Agreement dated as of February 13, 1996 among the Company and the shareholders of New York N2K (Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (File No.
                     333-33105) is hereby incorporated by reference).

10.12         --     Form of Director Indemnification Agreement (Exhibit 10.12 to the Registrant's Registration
                     Statement on Form S-1 (File No. 333-33105) is hereby incorporated by reference).

10.13         --     Sales Data Agreement dated June 5, 1996 between the Company and SoundScan, Inc. (Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (File No. 333-33105) is hereby incorporated by reference).

10.14         --     Distribution Agreement dated October 16, 1996 between the Company and RED Distribution, Inc.
                     (Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No. 333-33105) is
                     hereby incorporated by reference).

10.15         --     Employment Agreement dated as of October 15, 1996 between the Company and Phil Ramone (Exhibit
                     10.15 to the Registrant's Registration Statement on Form S-1 (File No. 333-33105) is
                     hereby incorporated by reference).

10.16         --     Sponsorship Agreement dated September 23, 1997 between the Company and Excite, Inc. (Exhibit
                     10.16 to the Registrant's Registration Statement on Form S-1 (File No. 333-33105) is hereby incorporated by reference).

10.17         --     Letter Agreement dated October 28, 1996 between the Company and Virgin Records America Inc.
                     (Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (File No. 333-33105) is
                     hereby incorporated by reference).

10.18         --     Web Site Development Agreement dated as of November 1, 1996 between the Company and Interstate
                     Broadcasting Company, Inc. (Exhibit 10.18 to the Registrant's Registration Statement on
                     Form S-1 (File No. 333-33105) is hereby incorporated by reference).

10.19         --     Content and Services Agreement dated as of May 21, 1997 between WebTV Networks, Inc. and the
                     Company (Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (File No.
                     333-33105) is hereby incorporated by reference).

10.20         --     Letter of Intent dated December 18, 1996 between the Company and MTV Networks (Exhibit 10.21 to the Registrant's Registration Statement on Form S-1 (File No. 333-33105) is hereby incorporated by reference).

10.21         --     Web Site Development Agreement dated as of June 18, 1997 between WBGO and the Company (Exhibit
                     10.22 to the Registrant's Registration Statement on Form S-1 (File No. 333-33105) is hereby incorporated by reference).

10.22         --     @Home Shopping Tenant Agreement dated June 5, 1997 between At Home Corporation and the Company
                     (Exhibit 10.23 to the Registrant's Registration Statement on Form S-1 (File No.  333-33105)
                     is hereby incorporated by reference).

10.23         --     Interactive Marketing Agreement dated as of September 1, 1997 between America Online, Inc. and the Company (Exhibit 10.24 to the Registrant's Registration Statement on Form S-1 (File No.
                     333-33105) is hereby incorporated by reference).

10.24         --     Memorandum of Understanding dated August 4, 1997 between the Company and PointCast, Inc.
                     (Exhibit 10.25 to the Registrant's Registration Statement on Form S-1 (File No. 333-33105) is
                     hereby incorporated by reference).

10.25         --     Music Producer's Agreement dated as of October 15, 1996 between the Company and Phil Ramone,
                     Inc. (Exhibit 10.26 to the Registrant's Registration Statement on Form S-1 (File No.
                     333-33105) is hereby incorporated by reference).

10.26         --     Web Site Services Agreement dated as of September 27, 1997 between Netscape Communications
                     Corporation and the Company (Exhibit 10.27 to the Registrant's Registration Statement on Form
                     S-1 (File No. 333-33105) is hereby incorporated by reference).

10.27         --     Trademark License Agreement dated as of September 28, 1997 between Netscape Communications
                     Corporation and the Company (Exhibit 10.28 to the Registrant's Registration Statement on Form
                     S-1 (File No. 333-33105) is hereby incorporated by reference).

10.28         --     CD ROM Agreement dated as of September 27, 1997 between Netscape Communications Corporation and the Company (Exhibit 10.29 to the Registrant's Registration Statement on Form S-1 (File No.
                     333-33105) is hereby incorporated by reference).

10.29         --     Addendum No. 1 dated as of November 1, 1997 to Interactive Marketing Agreement dated as of
                     September 1, 1997 between America Online, Inc. and the Company ( Exhibit 10.29 to the
                     Registrant's Registration Statement on Form S-1 (File No. 333-47307) is hereby incorporated by reference).

21.1          --     Subsidiaries of the Registrant (Exhibit 21.1 to the Registrant's Registration Statement on Form
                     S-1 (File No. 333-33105) is hereby incorporated by reference).

23.1          --     Consent of Arthur Andersen LLP.

(4)  Reports on Form 8-K.

         None.

                            N2K INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995





                                                     Balance at
                                                    Beginning of      Charged to                            Balance at End
                  Description                          Period           Expense        Deductions (A)         of Period
                  -----------                          ------           -------        --------------         ---------
Allowance for Doubtful Accounts and Returns:

1997                                                  $24,760         $1,880,283           $151,092           $1,753,951
                                                      =======         ==========           ========           ==========

1996                                                  $42,944            $18,000            $36,184              $24,760
                                                      =======            =======            =======              =======

1995                                                  $49,073                $--            $ 6,129              $42,944
                                                      =======                ===            =======              =======




(A) Represents uncollectible accounts written off less recoveries of amounts written off in prior periods and actual returns.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 N2K INC.

                                 By: /s/ Lawrence L. Rosen
                                     --------------------------------------
                                     Lawrence L. Rosen
                                     Chairman of the Board and
Date:  March 26, 1998                Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 SIGNATURE                                   TITLE                                            DATE
 ---------                                   -----                                            ----
/s/ LAWRENCE L. ROSEN
----------------------------------
    Lawrence L. Rosen                        Chairman of the Board,                           March 26, 1998
                                             Chief Executive Officer and
                                             Director (Principal Executive Officer)

/s/  JONATHAN V. DIAMOND
----------------------------------
     Jonathan V. Diamond                     Vice Chairman and Director                       March 26, 1998

/s/  ROBERT DAVID GRUSIN
----------------------------------
     Robert David Grusin                     Vice Chairman and Director                       March 26, 1998


/s/  JAMES E. COANE
----------------------------------
     James E. Coane                          President, Chief Operating Officer               March 26, 1998
                                             and Director
/s/  BRUCE JOHNSON
----------------------------------
     Bruce Johnson                           Senior Vice President, Secretary,                March 26, 1998
                                             Chief Financial Officer,
                                             (Principal Accounting Officer and
                                             Principal Financial Officer) and Director

/s/  ROBERT C. HARRIS, JR.
----------------------------------
     Robert C. Harris, Jr.                   Director                                         March 26, 1998

/s/  SUSANNE HARRISON
----------------------------------
     Susanne Harrison                        Director                                         March 26, 1998