Form 10-Q
period 1998-03-31
N2K INC
filed 1998-05-14
CIK 791704

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                           Commission File No. 0-23141

                                    N2K INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                       06-1455771
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

             YES         [X]                               NO         [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 30, 1998: 14,189,089 shares of common stock, par value $.001 per share.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                            N2K INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                              March 31, 1998
                                                                     --------------------------------
                                                                     Pro Forma            Actual           December 31,
                                                                      (Note 1)                                 1997
                                                                     ------------      --------------      -----------
                                                                             (Unaudited)
                      ASSETS
                      ------
CURRENT ASSETS:
    Cash and cash equivalents                                        $ 89,361,516        $ 27,781,516       $ 36,831,748
    Accounts receivable, net                                            1,082,993           1,082,993            892,020
    Receivable for Common stock subject to put rights                   2,999,995           2,999,995          2,999,995
    Prepaid expenses                                                   13,105,737          13,105,737         16,786,535
    Inventory                                                             162,134             162,134             90,039
    Advances and recoupable costs                                         169,498             169,498            203,350
                                                                     ------------        ------------       ------------
                Total current assets                                  106,881,873          45,301,873         57,803,687
                                                                     ------------        ------------       ------------

PROPERTY AND EQUIPMENT:
    Computer equipment                                                  6,106,060           6,106,060          4,638,311
    Office furniture and equipment                                      1,243,162           1,243,162          1,147,102
    Leasehold improvements                                              2,036,689           2,036,689          1,882,684
    Property and equipment under capital leases                         1,801,663           1,801,663          1,801,663
                                                                     ------------        ------------       ------------
                                                                       11,187,574          11,187,574          9,469,760
    Less- Accumulated depreciation and amortization                    (2,895,392)         (2,895,392)        (2,290,452)
                                                                     ------------        ------------       ------------
                Net property and equipment                              8,292,182           8,292,182          7,179,308
                                                                     ------------        ------------       ------------
OTHER ASSETS:
    Intangible assets, net                                                225,839             225,839            244,154
    Restricted cash                                                       167,000             167,000            167,000
    Other                                                                 171,795             171,795            138,206
                                                                     ------------        ------------       ------------
                Total other assets                                        564,634             564,634            549,360
                                                                     ------------        ------------       ------------
                                                                     $115,738,689        $ 54,158,689       $ 65,532,355
                                                                     ============        ============       ============
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
CURRENT LIABILITIES:
    Current portion of capital lease obligations                         $450,691            $450,691           $464,147
    Accounts payable                                                    2,249,847           2,249,847          1,504,143
    Accrued merchandise costs                                           2,091,090           2,091,090          1,169,898
    Accrued compensation                                                1,156,842           1,156,842          1,341,354
    Accrued royalties                                                     641,100             641,100            629,989
    Other accrued liabilities                                           4,016,296           4,016,296          3,251,595
                                                                     ------------        ------------       ------------
                Total current liabilities                              10,605,866          10,605,866          8,361,126
                                                                     ------------        ------------       ------------
CAPITAL LEASE OBLIGATIONS                                                 550,246             550,246            653,558
                                                                     ------------        ------------       ------------
OTHER LONG-TERM LIABILITIES                                               403,441             403,441            369,741
                                                                     ------------        ------------       ------------
COMMON STOCK SUBJECT TO PUT RIGHTS                                      2,999,995           2,999,995          2,999,995
                                                                     ------------        ------------       ------------
STOCKHOLDERS' EQUITY:
    Common stock, $.001 par value, 100,000,000 shares
        authorized, 14,162,004 shares issued and outstanding
        pro forma; 12,162,004 and 12,118,100 shares issued and
        outstanding                                                        14,162              12,162             12,118
    Additional paid-in capital                                        170,931,226         109,353,226        109,197,798
    Accumulated deficit                                               (69,766,247)        (69,766,247)       (56,061,981)
                                                                     ------------        ------------       ------------
                Total stockholders' equity                            101,179,141          39,599,141         53,147,935
                                                                     ------------        ------------       ------------
                                                                     $115,738,689        $ 54,158,689       $ 65,532,355
                                                                     ============        ============       ============

        The accompanying notes are an integral part of these statements.

                            N2K INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                           For the
                                                                                     Three Months Ended
                                                                                           March 31
                                                                             -----------------------------------
                                                                                 1998                   1997
                                                                             ------------         --------------
                                                                                       (Unaudited)

NET REVENUES                                                                $   7,031,422          $   1,115,897

COST OF REVENUES                                                                5,936,338                890,202
                                                                            -------------          -------------
                Gross profit                                                    1,095,084                225,695

OPERATING EXPENSES:
    Operating and development                                                   6,001,282              2,601,838
    Sales and marketing                                                         8,102,123              1,065,838
    General and administrative                                                  1,194,794                945,357
                                                                            -------------          -------------
                Operating loss                                                (14,203,115)            (4,387,338)

INTEREST AND OTHER INCOME                                                         523,165                 47,890

INTEREST EXPENSE                                                                  (24,316)               (18,942)
                                                                            -------------          -------------
                Loss from continuing operations                               (13,704,266)            (4,358,390)

LOSS FROM DISCONTINUED OPERATIONS                                                     --                (159,943)
                                                                            -------------          -------------
NET LOSS                                                                    $ (13,704,266)         $  (4,518,333)
                                                                            =============          =============
BASIC AND DILUTED LOSS PER COMMON  SHARE:
       Loss from continuing operations                                      $       (1.13)         $       (1.49)
       Loss from discontinued operations                                               --                   (.06)
                                                                            -------------          -------------
                 Net loss per Common share                                  $       (1.13)         $       (1.55)
                                                                            =============          =============
SHARES USED IN COMPUTING BASIC AND DILUTED LOSS PER COMMON SHARE               12,146,810              2,923,216
                                                                            =============         ==============

        The accompanying notes are an integral part of these statements.

                            N2K INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      For the
                                                                                                 Three Months Ended
                                                                                                      March 31
                                                                                          --------------------------------

                                                                                             1998                  1997
                                                                                          -----------           ----------
                                                                                                     (Unaudited)
OPERATING ACTIVITIES:
    Net loss                                                                             $(13,704,266)         $(4,518,333)
    Adjustments to reconcile net loss to
       net cash used in operating activities-
         Depreciation and amortization                                                        625,005              271,022
         Amortization of marketing advances                                                 4,129,619                   --
         Provision for doubtful accounts                                                      188,460                   --
         Provision for future returns                                                          21,499               54,000
         Decrease (increase) in--
             Accounts receivable                                                              747,904             (188,997)
             Prepaid expenses                                                                (448,821)             (51,164)
             Inventory                                                                        (72,095)              49,234
             Advances and recoupable costs                                                     33,852             (495,453)
             Other assets                                                                     (88,832)               1,750
         Increase (decrease) in--
             Accounts payable                                                                (403,132)             311,970
             Accrued merchandise costs                                                        921,192              218,486
             Accrued compensation                                                            (184,512)            (293,256)
             Accrued royalties                                                                 11,111               84,180
             Other accrued liabilities                                                        764,701            1,160,779
             Other long-term liabilities                                                       33,700                9,789
                                                                                         ------------          -----------
                 Net cash used in operating activities                                     (7,424,615)          (3,385,993)
                                                                                         ------------          -----------
INVESTING ACTIVITIES:
    Purchases of and deposits on property and equipment                                    (1,664,321)            (781,244)
                                                                                         ------------          -----------
                 Net cash used in investing activities                                     (1,664,321)            (781,244)
                                                                                         ------------          -----------
FINANCING ACTIVITIES:
    Net borrowings under line of credit                                                            --              850,000
    Payments on capital lease obligations                                                    (116,768)             (47,551)
    Proceeds from issuance of Common stock under the employee
            stock purchase plan                                                                18,848                  --
    Proceeds from exercise of Common stock options and warrants                               136,624                  --
                                                                                         ------------          -----------
                 Net cash provided by financing activities                                     38,704              802,449
                                                                                         ------------          -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                                      (9,050,232)          (3,364,788)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             36,831,748            4,483,450
                                                                                         ------------          -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $ 27,781,516          $ 1,118,662
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

                            N2K INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY:

Background

N2K Inc. (the "Company" or "N2K"), formerly Telebase Systems, Inc., was formed as a result of the merger in February 1996, of N2K Inc., a New York corporation ("New York N2K"), which was founded in 1995, and Telebase Systems, Inc. ("Telebase"), which was founded in 1984 as a provider of on-line information services. In 1994, recognizing increasing opportunities in the entertainment market, Telebase expanded its strategy to include music entertainment. In April 1997, the Company discontinued its on-line information services business and in August 1997, the Company sold substantially all of the net assets of this business. The operations of the on-line information services business have been accounted for as discontinued operations (see Note 2).

The Company is a music entertainment company using the Internet as a global platform for promoting, marketing and selling music and related merchandise. The Company's strategy is to build loyal user communities around genre-specific websites that provide music content and enable consumers to purchase compact discs ("CDs"), cassettes, LPs, videos and related music items through Music Boulevard Network. The Company has also established its own record label, N2K Encoded Music, which uses the Company's websites, as well as record stores and other traditional distribution channels, to promote, distribute and sell original and licensed artist recordings.

Stock Split and Reorganization

On October 15, 1997, the Company effected a one-for-four reverse stock split of each outstanding share of Common stock in N2K Inc., a Pennsylvania corporation, prior to the reorganization of N2K Inc. as a Delaware corporation, which occurred on October 16, 1997. All share, stock option and warrant data have been restated to reflect the reverse stock split.

Initial Public Offering

On October 17, 1997, the Company completed its initial public offering of 3,330,221 shares of Common stock at a price of $19 per share. Additionally, on October 22, 1997, the underwriters exercised their over-allotment option for the purchase of 499,533 shares at a price of $19 per share. The Company received net cash proceeds of approximately $65,300,000 from the initial public offering.

Pro Forma Consolidated Balance Sheet

On April 14, 1998, the Company completed its secondary public offering (the "Secondary Offering") of 3,125,722 shares of Common stock at a price of $33 per share. Of the 3,125,722 shares of Common stock offered, 2,000,000 were offered by the Company, and 1,125,722 were offered by selling stockholders. The Company received net proceeds of approximately $61,580,000. The pro forma consolidated balance sheet reflects the receipt of the net proceeds of the Secondary Offering as if it had occurred on March 31, 1998.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Quarterly Financial Information and Results of Operations

The financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year. While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

Supplemental Disclosures of Cash Flow Information

For the three months ended March 31, 1998 and 1997, the Company paid interest of $24,316 and $12,547, respectively. Income taxes paid in 1998 and 1997 were immaterial. The Company incurred no capital lease obligations during the three months ended March 31, 1998. The Company incurred $208,226 of capital lease obligations during the three months ended March 31, 1997.

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

The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to its net realizable value. As of March 31, 1998, no such write-down was required.

Common Stock Subject to Put Rights

American Online Inc. ("AOL") and the Company entered into an agreement, pursuant to which AOL agreed to purchase from the Company at the initial public offering price per share of $19.00 (less underwriting discounts and commissions) an aggregate amount of $3,000,000 or 169,779 shares of the Company's Common stock (the "AOL Purchase"). The Company has granted AOL certain shelf and other registration rights with respect to the shares purchased by AOL in the AOL Purchase, including the right to require the Company to register such shares for resale, and to have such registration statement declared effective on or before April 16, 1998 and to maintain the effectiveness of such registration statement for a period of two years from the consummation of the AOL Purchase. As the Company has failed to cause such registration statement to be declared effective by April 16, 1998, AOL has the right to require the Company to repurchase such shares for cash at a price equal to the greater of the original purchase price therefor (which is being held by AOL in a segregated account) and the then-current fair market value. The current fair market value of the Company's Common stock as of May 13, 1998 was $22.25 per Common share. As of
May 13, 1998, these shares had not been registered, and AOL had not exercised its put right. If the Company is required to purchase the AOL shares, the Common stock subject to put rights on the Company's consolidated balance sheet will be accreted to its fair value based upon the price of the Company's stock at each reporting date. The fair value will be recorded as a charge to retained earnings at each reporting date and will reduce earnings available to Common shareholders. As of May 13, 1998, this charge is approximately $551,782. The Company's repurchase obligation is secured by an escrow in the form of cash and /or letter of credit in an amount to be agreed upon by the Company and AOL, which amount shall not be less than $3,000,000 nor more than $7,500,000. Accordingly, the value of these shares is not included in Stockholders' equity.

Revenue Recognition

Revenues from the sale of music CDs and cassettes sold via the Internet include shipping and handling charges and are recognized at the time of shipment. The Company records the estimated gross profit which will be lost due to current period shipments being returned in future periods as a reduction of revenues and cost of revenues in the period of shipment.

Beginning in January 1997, in connection with the Company's first record release, revenues began to be derived from the sale of original and licensed artist recordings. Revenues are recognized at the time of shipment. Provision is made for the estimated effect of sales returns where right-of-return privileges exist. Returns of product from customers are accepted in accordance with standard industry practice. The full amount of the returns allowance (estimated returns to be received net of distribution, royalty and inventory costs) is shown as a reduction of accounts receivable in the accompanying consolidated financial statements. If the amount is a net liability, it is included in accounts payable.

The Company has numerous agreements with other companies in the entertainment business which provide for, among other things, the Company to pay a percentage of revenues, as defined, derived from customers entering the Company's website via the websites of these other companies. The Company records these costs in cost of revenues at the time the related revenues are recorded.

Advertising revenues are derived from the sale of advertising on the Company's websites. Advertising revenues are recognized in the period the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of "impressions," or times that any advertisement is viewed by users on the Company's websites. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until guaranteed impression levels are achieved. Revenues from the sale of certain advertising on the Company's websites are shared with third parties under the terms of certain agreements. The Company records advertising revenues net of amounts allocable to third parties under the terms of such agreements. To date, amounts allocable to third parties have not been significant. For the three months ended March 31, 1998 and 1997, advertising revenues were $712,160 and $34,900, respectively.

The Company recognizes advertising revenue as a result of barter transactions. Such revenue is recognized based on the fair value received or sold, whichever more clearly estimates the fair value of the asset, which generally consists of advertising displayed by other companies or merchandise. Barter revenue and the corresponding expenses are recognized in the period the advertising is displayed. For the three months ended March 31, 1998, approximately $388,000 of advertising revenue was recognized related to barter transactions. There was no revenue recognized related to barter transactions for the three months ended March 31, 1997.

Operating and Development Expenses

Operating and development expenses consist primarily of software engineering, multimedia production, graphic design, certain nonrecoverable advances and recoupable costs, artist relations, telecommunications charges, inventory management and computer operations which support the Company's music entertainment business. For the three months ended March 31, 1998 and 1997, the Company incurred costs of $1,531,841 and $913,501, respectively, relating to research and development. These amounts are included in operating and development expenses as show in the accompanying consolidated statements of operations.

Advertising Expenses

Promotional costs incurred in connection with the N2K Encoded Music label are capitalized for unreleased projects and expensed when the related product is released. All other advertising and promotional costs incurred by the Company are expensed the first time the advertising takes place. Advertising and promotion expense is included in sales and marketing expenses in the accompanying consolidated statements of operations. Excluding the amortization of the Company's marketing advances, advertising and promotion expense was $3,462,024 and $551,039 for the three months ended March 31, 1998 and 1997, respectively.

Net Loss Per Common Share

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which supersedes APB 15. SFAS No. 128 requires dual presentation of basic and diluted earnings (loss) per share for complex capital structures on the face of the statements of operations. According to SFAS No. 128, basic earnings (loss) per share, which replaced primary earnings (loss) per share, is calculated by dividing net income (loss) available to Common stockholders by the weighted average number of Common shares outstanding for the period. Diluted earnings (loss) per share, which replaced fully diluted earnings
(loss) per share, reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options.

The Company adopted SFAS No. 128 during the period ended December 31, 1997, as earlier application was not permitted. As required by SFAS No. 128, all prior-period loss per Common share data has been restated to conform with the provisions of this statement.

The following is a summary of the numerators and denominators of the basic and diluted net loss per Common share computations:

                                                                      For the Three Months Ended March 31
                                                                        1998                        1997
                                                                   ---------------            --------------
Loss (numerator)                                                   $  (13,704,266)              $ (4,518,333)
Shares(denominator)                                                    12,146,810                  2,923,216
Per share amount                                                   $        (1.13)              $      (1.55)


Diluted net loss per share is the same as basic net loss per share as no additional shares for the potential dilution from the exercise or conversion of securities into Common stock are included in the denominator as the result is anti-dilutive due to the Company's losses. Options to purchase 2,136,262 shares of Common stock at a weighted average exercise price of $10.28 per share, warrants to purchase 599,554 shares of Common stock at a weighted average exercise price of $14.16 per share and the AOL Purchase were outstanding as of March 31, 1998, but were not included in the computation of diluted net loss per Common share.

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

Effective August 1, 1997, the Company entered into an agreement for the sale of all of the net assets of the on-line information services business, except its accounts receivable and accounts payable. The total purchase price of $6,000,000 consists of $3,000,000 which was paid in cash at closing, and up to an additional $3,000,000 pursuant to an earn-out which, if and to the extent earned, is payable at the purchaser's sole discretion on March 31, 1999 and September 30, 1999, either in cash or that number of shares of its Common stock having a market value equal to the amount to be paid. The earn-out is based upon the revenues of the business which are generated from July 1, 1997 through December 31, 1998. If revenues during the above period do not meet the specified target, the earn-out is reduced. If revenues during the above period exceed the specified target, the earn-out is increased, up to a maximum of $1,000,000. The Company will record the earn-out as a gain on the sale of discontinued operations when realized. At closing, the Company recorded a gain on the sale of discontinued operations of $1,574,493. The gain was net of a provision for certain disposal costs including accruals for future commitments relating to severance and doubtful accounts relating to the on-line information services business' accounts receivable. These costs are reflected in accrued discontinued operations disposal costs (see Note 4). In connection with the sale, the Company entered into a services agreement under which it provides certain services and support personnel to the purchaser until September 1999 for a fixed monthly fee.

Revenues and losses from discontinued operations in the accompanying consolidated statements of operations were:

                                                            For the Three Months
                                                            Ended March 31, 1997
                                                            --------------------

Revenues                                                        $   1,335,497
                                                                =============

Loss before income taxes                                        $    (159,943)
Income taxes                                                               --
                                                                -------------

Loss                                                            $    (159,943)
                                                                =============

There were no revenues or losses from discontinued operations for the three months ended March 31, 1998.

3.   PREPAID EXPENSES:

Prepaid expenses as of March 31, 1998 and December 31, 1997, consist of the following:

                                                                                     March 31,           December 31,
                                                                                       1998                  1997
                                                                                       ----                  ----
AOL marketing advances                                                            $12,775,000           $12,775,000
Excite Inc. ("Excite") marketing advances                                           3,300,000             3,300,000
Netscape Communications Corporation
      ("Netscape") marketing advances                                               3,000,000             3,000,000
Other                                                                                 930,097               481,276
                                                                                  -----------           -----------

                                                                                   20,005,097            19,556,276

Less: Accumulated amortization of marketing advances                               (6,899,360)           (2,769,741)
                                                                                  -----------           -----------

                                                                                  $13,105,737           $16,786,535
                                                                                  ===========           ===========


The Company is amortizing the costs associated with its marketing advances over the contractual terms of the strategic alliance which is primarily one to three years, and the amortization method is primarily on a straight-line basis. Amortization for the three months ended March 31, 1998 was $4,129,619 and is included in sales and marketing expenses on the accompanying financial statements. The Company continually evaluates the realizability of the marketing advances, and if necessary, will write down the asset to its net realizable value based on estimates of undiscounted future cash flows from each advance over the remaining useful life of the asset. As of March 31, 1998, no such write down was required.

4.  OTHER ACCRUED LIABILITIES:

Other accrued liabilities as of March 31, 1998 and December 31, 1997, consist of the following:

                                                                                   March 31,            December 31,
                                                                                     1998                  1997
                                                                                     ----                  ----

Accrued discontinued operations disposal costs (Note 2)                       $        509,770       $       671,407
Accrued advertising                                                                  1,554,558               652,138
Other                                                                                1,951,968             1,928,050
                                                                              ----------------       ---------------
                                                                              $      4,016,296       $     3,251,595
                                                                              ================       ===============


5.  CREDIT AGREEMENTS:

The Company had a line of credit with a bank of $2,000,000 that originally expired on March 31, 1998. On March 30, 1998, pursuant to a letter agreement, the line of credit was extended to June 30, 1998. The Company is obligated to pay a commitment fee equal to 0.5% on the average daily unused portion of the commitment. The line of credit bears interest at the "bank's prime rate," as defined, and is secured by a security interest in substantially all of the Company's assets. Maximum borrowings are limited to certain percentages of eligible accounts receivable (as defined). There were no borrowings on the line of credit for the three months ended March 31, 1998. The maximum amount outstanding on the line of credit was $850,000 for the three months ended March 31, 1997. The weighted average interest rate was 8.3% for the three months ended March 31, 1997. In addition, the line of credit requires the Company to meet certain financial covenants. Interest expense for the three months ended March 31, 1997 was $8,343.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor for Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company, including statements related to revenues, cost of revenues, pricing, margins, operating expenses, cash flow, strategic relationships, financing, property and equipment purchases, acquisitions and investments, and exposure to Year 2000 problems. Such statements may be identified by the use of certain forward-looking terminology, such as "may," "will," "expect," "anticipate," "intend," "estimate," "believe," "goal," or "continue," or comparable terminology. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those contemplated. Such risks and uncertainties include, but are not limited to, the impact from competition with respect to Internet content, merchandise and recorded music; dependence on strategic alliance partners, suppliers and distributors; market acceptance of the Internet for commerce and as a medium for advertising and technological changes and difficulties. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission.

Overview

N2K Inc. (the "Company" or "N2K"), is a music entertainment company using the Internet as a global platform for promoting, marketing and selling music and related merchandise. The Company's strategy is to build loyal user communities around genre-specific websites that provide music content and enable consumers to purchase compact discs ("CDs"), cassettes, LPs, videos and related music items through Music Boulevard Network. The Company has also established its own record label, N2K Encoded Music, which uses the Company's websites, as well as record stores and other traditional distribution channels, to promote, distribute and sell original and licensed artist recordings.

The Company was founded as Telebase Systems, Inc. ("Telebase") in 1984 as a provider of on-line information services. In 1994, recognizing increasing opportunities in the consumer entertainment market, Telebase expanded its on-line business strategy to include music entertainment and began expending significant resources to enter this market. Telebase launched its Music Boulevard website and began selling recorded music and related merchandise in 1995. In February 1996, Telebase merged with New York N2K, a New York corporation ("New York N2K") founded in 1995 as a developer of on-line music entertainment content, and the merged entity changed its name to N2K Inc. In April 1997, the Company decided to focus exclusively on its music entertainment business and, accordingly, the Board of Directors approved a formal plan of disposal for its on-line information services business. In August 1997, the Company sold substantially all of the net assets of this business. See "--Discontinued Operations." In October 1997, the Company, which had previously been incorporated in Pennsylvania, was reincorporated as a Delaware corporation and consummated its initial public offering of the Company's Common stock. On April 14, 1998, the Company completed its secondary public offering of the Company's Common stock (the "Secondary Offering").

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

Three Months Ended March 31, 1998 Compared To Three Months Ended March 31, 1997

The Company incurred net losses of $13.7 million and $4.5 million for the three months ended March 31, 1998 and 1997, respectively.

Net Revenues. Net revenues for the three months ended March 31, 1998 totaled $7.0 million compared to $1.1 million for the three months ended March 31, 1997. Net revenues for the three months ended March 31, 1998 and 1997 consisted primarily of sales of CDs and cassettes produced by others. Net sales of CDs produced by the Company totaled $807,000 for the three months ended March 31, 1998 compared to $352,000 for the three months ended March 31, 1997. Net sales derived from advertising sold on the Company's websites totaled $712,000 for the three months ended March 31, 1998 compared to $35,000 for the three months ended March 31, 1997.

Cost of Revenues. Cost of revenues totaled $5.9 million for the three months ended March 31, 1998 compared to $890,000 for the three months ended March 31, 1997. Cost of revenues consists of payments to third parties for distribution of CDs and cassettes, fulfillment of customer orders, manufacturing expenses, royalties, copyrights, credit card processing charges and profit participations payable to strategic alliance partners. The Company's gross profit as a percentage of revenues decreased primarily due to increased marketing promotions including certain shipping promotions. The Company expects revenues from the sale of advertising and related merchandise to increase in future periods, which the Company believes will contribute to higher margins and reduce the cost of revenues as a percentage of revenues.

Operating and Development Expenses. Operating and development expenses increased from $2.6 million for the three months ended March 31, 1997 to $6.0 million for the three months ended March 31, 1998, primarily due to increased staffing and related overhead expenses as the Company expanded its operations. Operating and development personnel totaled 167 full-time employees as of March 31, 1998 compared to 100 full-time employees as of March 31, 1997. Operating and development expenses consist primarily of software engineering, multimedia production, graphic design, certain nonrecoverable advances and recoupable costs, artist relations, telecommunications charges, inventory management and computer operations which support the Company's music entertainment business. This infrastructure is sufficient to support higher revenues and, accordingly, the Company expects that, as revenues increase, operating and development expenses will decrease as a percentage of revenues.

Sales and Marketing Expenses. Sales and marketing expenses increased from $1.1 million for the three months ended March 31, 1997 to $8.1 million for the three months ended March 31, 1998. The increase in sales and marketing expenses was primarily attributable to the amortization of the costs associated with the Company's various strategic alliances, the expansion of the Company's on-line and print advertising, public relations and other promotional expenditures, as well as increased personnel and related expenses required to implement the Company's marketing strategy. Sales and marketing personnel totaled 54 full-time employees as of March 31, 1998 compared to 22 full-time employees as of March 31, 1997. Sales and marketing expenses consist primarily of the amortization of the costs associated with the Company's various strategic alliances, external advertising, promotion, trade show, advertising sales and personnel expenses associated with marketing of the Company's websites and N2K Encoded Music CDs. The Company expects that levels of sales and marketing expenditures will increase in future periods due to the execution of new advertising programs to promote the Company's websites and N2K Encoded Music releases, but total sales and marketing expenses will decline as a percentage of revenues.

General and Administrative Expenses. General and administrative expenses increased from $945,000 for the three months ended March 31, 1997 to $1.2 million for the three months ended March 31, 1998, primarily due to increased staffing expenses, related overhead expenses and expenses associated with being a public company. General and administrative personnel totaled 32 full-time employees as of March 31, 1998 compared to 27 full-time employees as of March 31, 1997. General and administrative expenses consist of executive management, accounting and human resources personnel, and expenditures for applicable overhead costs. The Company expects general and administrative expenses to continue to increase in absolute dollars as the Company expands its staff and incurs additional costs related to the growth of its business.

Interest and Other Income and Interest Expense. Interest and other income and interest expense primarily consists of interest income on short-term liquid investments of the Company's excess cash and interest expense incurred as a result of the financing of equipment through capital leases and the use of the Company's revolving credit line. Interest and other income increased from $48,000 for the three months ended March 31, 1997 to $523,000 for the three months ended March 31, 1998 primarily due to the Company investing the proceeds of its initial public offering which occurred in the fourth quarter of 1997.

Liquidity and Capital Resources

     The Company has financed its operations and capital expenditures primarily from equity financings, lease financings, a revolving bank credit line, and short-term loans. At March 31, 1998, the Company had a cash balance of $27.8 million. On April 14, 1998, the Company completed its Secondary Offering and received net proceeds of approximately $61.6 million. The Company believes that the proceeds of the Secondary Offering, together with its current cash balance, will be sufficient to finance the Company's planned operations and capital expenditures through at least December 1999. The Company expects negative cash flow from operations to continue for the foreseeable future, as it continues to develop and market its operations. Inflation has not had any material impact on the Company's operations.

     Net cash of $7.4 million and $3.4 million was used in operating activities for the three months ended March 31, 1998 and 1997, respectively, primarily as a result of the net losses generated during those periods. The Company financed activities for the three months ended March 31, 1998 through its initial public offering which yielded net proceeds of $65.3 million. Activities for the three months ended March 31, 1997 were financed through proceeds from the sale of preferred stock.

Purchases of property and equipment totaled $1.7 million and $781,000 for the three months ended March 31, 1998 and 1997, respectively. The Company projects that total purchases of property and equipment will be approximately $7.3 million in 1998, which includes $2.5 million for creation of redundant systems and $4.8 million to support the expansion of facilities and operating systems for its websites and obtain computer-related equipment to support increased personnel.

     In 1997, the Company entered into a number of strategic alliance agreements, including America Online Inc. ("AOL"), Excite Inc. ("Excite") and Netscape Communications Corporation ("Netscape"). During April 1998, the Company signed three additional strategic alliance agreements with Ticketmaster Ticketing Company, Inc., AOL Bertelsmann Online, Disney Online, and Microsoft Corporation. The Company's commitments under all of its strategic alliance agreements, including those signed in April 1998, include cash payments of approximately $17.1 million, $13.5 million and $4 million for 1998, 1999, and 2000, respectively. No payments were made under any of the Company's strategic alliances during the three months ended March 31, 1998.

The Company has a commitment for a $2.0 million revolving line of credit with CoreStates Bank, N.A. (the "CoreStates Facility"), which will expire on June 30, 1998. The Company is currently negotiating the terms of a new facility. The CoreStates Facility bears interest at the bank's prime rate and is secured by a security interest in substantially all of the Company's assets. Maximum borrowings under the CoreStates Facility are limited to certain percentages of eligible accounts receivable. The CoreStates Facility is subject to an unused commitment fee in the amount of 0.5% of the unused portion of the facility on a quarterly basis. As of March 31, 1998, the Company did not have any outstanding borrowings under the CoreStates Facility.

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

The on-line information services business has been accounted for as a discontinued operation. Accordingly, the operating results and assets and liabilities of this business have been reflected separately from continuing operations. The sale of the on-line information services business in August 1997 resulted in a gain of approximately $1.6 million, which was recorded in the period ended September 30, 1997. See Note 2 of Notes to Consolidated Financial Statements.

For the years three months ended March 31, 1997, the discontinued operations generated revenues of $1.3 million. The discontinued operations generated a net loss of $160,000 for the three months ended March 31, 1997.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is required to be adopted for the Company's 1998 year-end financial statements. The Company is evaluating the impact, if any, of the adoption of this pronouncement on the Company's existing disclosures.

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

The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems since its existing systems correctly define the Year 2000. The Company has begun to conduct an analysis to determine the extent to which its major suppliers' systems (insofar as they relate to the Company's business) are subject to the Year 2000 issue. The Company is currently unable to predict the extent to which the Year 2000 issue will affect its suppliers, or the extent to which it would be vulnerable to its suppliers' failure to remediate any Year 2000 issues on a timely basis. The failure of a major supplier subject to the Year 2000 issue to convert its systems on a timely basis or a conversion that is incompatible with the Company's systems could have a material adverse effect on the Company. In addition, most of the purchases from Music Boulevard are made with credit cards, and the Company's operations may be materially adversely affected to the extent its customers are unable to use their credit cards due to Year 2000 issues that are not rectified by their credit card providers.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and 17 other entities have been named as defendants in a civil action captioned Interactive Gift Express v. CompuServe, Inc. et al., which is pending in the U.S. District Court, Southern District of New York, Docket 95 CV 6871 (BSJ). The Company has also been named as a defendant in a civil action captioned Parsec Sight/Sound, Inc. v. N2K Inc. which is pending in the U.S. District Court of Pennsylvania, Western District, Docket 98 CV 0118. The plaintiffs in each of these actions allege infringement of certain intellectual property rights, and each seeks treble damages and costs in an unspecified amount, as well as other declaratory and injunctive relief. The Company believes that the claims against it in each action are without merit and intends to vigorously defend against each of them. Moreover, the Company believes that these lawsuits, even if adversely determined, will not have a material adverse effect on the Company's business, financial condition or results of operations.

A class action complaint has been filed against the Company and its directors in the U.S. District Court for the Southern District of New York alleging violations of the Securities Act of 1933 in connection with the public offering of shares of the Company's Common stock in April, 1998. The Company has only recently been served with the complaint in this legal action and is currently reviewing with counsel the claims made therein.

ITEM 2.  CHANGES IN SECURITIES

USE OF PROCEEDS FROM REGISTERED SECURITIES

With respect to the Company's Registration Statement (File No. 333-33105) filed under the Securities Act of 1933, as amended, related to the initial public offering of the Company's Common stock, which was declared effective by the Securities and Exchange Commission on October 16, 1997, the following additional applications of the net offering proceeds were made from January 1, 1998 through March 31, 1998:

Purchase of property and equipment to expand the Company's
  infrastructure                                                $1,700,000
Other working capital needs                                      5,800,000
                                                                ----------
                              Total                             $7,500,000
                                                                ==========

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

b. There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    N2K Inc.

Date:  May 14, 1998        BY:   /s/James E. Coane
                                 ---------------------------------------------
                                 James E. Coane
                                 President, Chief Operating Officer
                                 and Director

Date:  May 14, 1998        BY:   /s/Bruce Johnson
                                 ---------------------------------------------
                                 Bruce Johnson
                                 Senior Vice President, Secretary, Chief
                                 Financial Officer (Principal Accounting
                                 Officer and Principal Financial Officer)
                                 and Director