Form 10-Q
period 1998-06-30
N2K INC
filed 1998-08-03
CIK 791704

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

             YES     X                             NO


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 15, 1998: 14,219,938 shares of common stock, par value $.001 per share.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                            N2K INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           June 30             December 31
                            ASSETS                                                           1998                 1997
                            ------                                                           ----                 ----

                                                                                          (Unaudited)




        CURRENT ASSETS:
         Cash and cash equivalents                                                     $  68,435,539        $  36,831,748
         Accounts receivable, net                                                            853,606              892,020
         Receivable for Common stock subject to put rights                                 2,999,995            2,999,995
         Prepaid expenses                                                                 15,059,821           16,786,535
         Inventory                                                                           154,908               90,039
         Advances and recoupable costs                                                        89,456              203,350
                                                                                       -------------        -------------
             Total current assets                                                         87,593,325           57,803,687
                                                                                       -------------        -------------
       PROPERTY AND EQUIPMENT:
         Computer equipment                                                                8,742,063            4,638,311
         Office furniture and equipment                                                    1,581,070            1,147,102
         Leasehold improvements                                                            2,206,449            1,882,684
         Property and equipment under capital leases                                       1,801,663            1,801,663
                                                                                       -------------        -------------
                                                                                          14,331,245            9,469,760
         Less- Accumulated depreciation and amortization                                  (3,631,688)          (2,290,452)
                                                                                       -------------        -------------
             Net property and equipment                                                   10,699,557            7,179,308
                                                                                       -------------        -------------
       OTHER ASSETS:
         Intangible assets, net                                                              206,150              244,154
         Restricted cash                                                                     167,000              167,000
         Other                                                                               256,391              138,206
                                                                                       -------------        -------------
             Total other assets                                                              629,541              549,360
                                                                                       -------------        -------------
                                                                                       $  98,922,423        $  65,532,355
                                                                                       =============        =============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
       CURRENT LIABILITIES:
         Current portion of capital lease obligations                                  $     414,716        $     464,147
         Accounts payable                                                                  1,781,151            1,504,143
         Accrued merchandise costs                                                         1,174,252            1,169,898
         Accrued compensation                                                              1,678,537            1,341,354
         Accrued royalties                                                                   397,075              629,989
         Other accrued liabilities                                                         4,456,722            3,251,595
                                                                                       -------------        -------------
             Total current liabilities                                                     9,902,453            8,361,126
                                                                                       -------------        -------------
       CAPITAL LEASE OBLIGATIONS                                                             468,250              653,558
                                                                                       -------------        -------------
       OTHER LONG-TERM LIABILITIES                                                           402,240              369,741
                                                                                       -------------        -------------
       COMMON STOCK SUBJECT TO PUT RIGHTS                                                  2,999,995            2,999,995
                                                                                       -------------        -------------
       STOCKHOLDERS' EQUITY:
          Common stock, $.001 par value, 100,000,000 shares
            authorized, 14,219,314 and
            12,118,100 shares issued and outstanding                                          14,219               12,118

          Additional paid-in capital                                                     171,332,680          109,197,798
          Accumulated deficit                                                            (86,197,414)         (56,061,981)
                                                                                       -------------        -------------
             Total stockholders' equity                                                   85,149,485           53,147,935
                                                                                       -------------        -------------
                                                                                       $  98,922,423        $  65,532,355
                                                                                       =============        =============

         The accompanying notes are an integral part of these statements.

                            N2K INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               For the                              For the
                                                         Three Months Ended                    Six Months Ended
                                                               June 30                              June 30
                                                    ------------------------------      ------------------------------
                                                        1998              1997              1998              1997
                                                    ------------      ------------      ------------      ------------
NET REVENUES                                        $ 10,003,724      $  1,820,998      $ 17,138,347      $  2,936,895

COST OF REVENUES                                       7,853,153         1,263,358        13,580,500         2,125,120
                                                    ------------      ------------      ------------      ------------
                Gross profit                           2,150,571           557,640         3,557,847           811,775

OPERATING EXPENSES:
    Operating and development                          7,537,232         3,222,558        13,653,800         5,824,396
    Sales and marketing                               10,673,263         1,643,755        18,972,292         2,738,033
    General and administrative                         1,283,429         1,088,293         2,478,223         2,033,650
                                                    ------------      ------------      ------------      ------------
                Operating loss                       (17,343,353)       (5,396,966)      (31,546,468)       (9,784,304)
                                                    ------------      ------------      ------------      ------------

INTEREST AND OTHER INCOME                                934,313            37,531         1,457,478            85,421

INTEREST EXPENSE                                         (22,127)          (31,158)          (46,443)          (50,100)
                                                    ------------      ------------      ------------      ------------
    Loss from continuing operations                  (16,431,167)       (5,390,593)      (30,135,433)       (9,748,983)

LOSS FROM DISCONTINUED OPERATIONS                             --          (256,027)               --          (415,970)
                                                    ------------      ------------      ------------      ------------

NET LOSS                                            $(16,431,167)     $ (5,646,620)     $(30,135,433)     $(10,164,953)
                                                    ------------      ------------      ------------      ------------
BASIC AND DILUTED LOSS PER COMMON  SHARE:
    Loss from continuing operations                 $      (1.18)     $      (1.81)     $      (2.31)     $      (3.31)
    Loss from discontinued operations
                                                              --              (.09)               --              (.14)
                                                    ------------      ------------      ------------      ------------
                 Net loss per Common share          $      (1.18)     $      (1.90)     $      (2.31)     $      (3.45)
                                                    ============      ============      ============      ============

SHARES USED IN COMPUTING BASIC AND
   DILUTED LOSS PER COMMON SHARE                      13,912,045         2,976,270        13,035,160         2,949,907
                                                    ============      ============      ============      ============



         The accompanying notes are an integral part of these statements.

                            N2K INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               For the
                                                                          Six Months Ended
                                                                               June 30
                                                                    ------------------------------
                                                                        1998              1997
                                                                    ------------      ------------
OPERATING ACTIVITIES:
    Net loss                                                        $(30,135,433)     $(10,164,953)
    Adjustments to reconcile net loss to
       net cash used in operating activities-
         Depreciation and amortization                                 1,382,740           588,023
         Amortization of marketing advances                            8,929,699                --
         Loss on disposal of property and equipment                           --            79,620
         Provision for doubtful accounts                                 214,530            56,574
         Provision for future returns                                     37,000            82,000
         Issuance of Common stock for services rendered                   62,500                --
         Issuance of Common stock options for services rendered          229,920                --
         Decrease (increase) in--
             Accounts receivable                                        (213,116)         (390,826)
             Prepaid expenses                                         (7,202,985)         (284,959)
             Inventory                                                   (64,869)           57,745
             Advances and recoupable costs                               113,894        (1,392,122)
             Other assets                                               (412,859)          (11,598)
         Increase (decrease) in--
             Accounts payable                                            277,008         1,039,466
             Accrued merchandise costs                                     4,354          (106,146)
             Accrued compensation                                        337,183            46,291
             Accrued royalties                                          (232,914)          116,271
             Other accrued liabilities                                 1,205,127          (267,233)
             Other long-term liabilities                                  32,499            19,171
                                                                    ------------      ------------
                 Net cash used in operating activities               (25,435,722)      (10,532,676)
                                                                    ------------      ------------
INVESTING ACTIVITIES:
    Purchases of and deposits on property and equipment               (4,570,311)       (1,319,946)
                                                                    ------------      ------------
                 Net cash used in investing activities                (4,570,311)       (1,319,946)
                                                                    ------------      ------------
FINANCING ACTIVITIES:
    Net borrowings under line of credit                                       --           850,000
    Payments on capital lease obligations                               (234,739)         (102,300)
    Proceeds from issuance of Preferred stock, net                            --         7,215,531
    Proceeds from issuance of Common stock, net                       61,437,639                --
    Proceeds from issuance of Common stock under the employee
            stock purchase plan                                           53,096                --
    Proceeds from exercise of Common stock options and warrants          353,828            75,663
                                                                    ------------      ------------
                 Net cash provided by financing activities            61,609,824         8,038,894
                                                                    ------------      ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      31,603,791        (3,813,728)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        36,831,748         4,483,450
                                                                    ============      ============
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 68,435,539      $    669,722
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

The Company is an on-line music entertainment company using the Internet as a global platform for promoting, marketing and selling music and related merchandise. The Company's strategy is to build loyal user communities around genre-specific websites that provide music content and enable consumers to purchase compact discs ("CDs"), cassettes, LPs, videos and related music merchandise. The Company has also established its own record label, N2K Encoded Music, which uses the Company's websites, as well as record stores and other traditional distribution channels, to promote, distribute and sell original and licensed artist recordings.

Stock Split and Reorganization

On October 15, 1997, the Company effected a one-for-four reverse stock split of each outstanding share of Common stock in N2K Inc., a Pennsylvania corporation, prior to the reorganization of N2K Inc. as a Delaware corporation, which occurred on October 16, 1997. All share, stock option and warrant data have been restated to reflect the reverse stock split.

Initial Public Offering

On October 22, 1997, the Company completed its initial public offering of 3,330,221 shares of Common stock at a price of $19 per share. Additionally, on October 22, 1997, the underwriters exercised their over-allotment option for the purchase of 499,533 shares at a price of $19 per share. The Company received net cash proceeds of approximately $65,300,000 from the initial public offering.

Secondary Offering

On April 20, 1998, the Company completed its secondary public offering (the "Secondary Offering") of 3,125,722 shares of Common stock at a price of $33 per share. Of the 3,125,722 shares of Common stock offered, 2,000,000 were offered by the Company, and 1,125,722 were offered by selling stockholders. The Company received net proceeds of approximately $61,560,000.

Summary of Significant Accounting Policies:

Quarterly Financial Information and Results of Operations

The financial statements as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1998, and the results of operations and cash flows for the three and six months ended June 30, 1998 and 1997. The results for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year. While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

Supplemental Disclosures of Cash Flow Information

For the six months ended June 30, 1998 and 1997, the Company paid interest of $46,443 and $43,622, respectively. Income taxes paid in 1998 and 1997 were immaterial. The Company incurred no capital lease obligations during the six months ended June 30, 1998. The Company incurred $208,226 of capital lease obligations during the six months ended June 30, 1997.

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

The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to its net realizable value. As of June 30, 1998, no such write-down was required.

Common Stock Subject to Put Rights

America Online Inc. ("AOL") and the Company entered into an agreement, pursuant to which AOL agreed to purchase from the Company at the initial public offering price per share of $19.00 (less underwriting discounts and commissions) an aggregate amount of $3,000,000 or 169,779 shares of the Company's Common stock (the "AOL Purchase"). The Company has granted AOL certain shelf and other registration rights with respect to the shares purchased by AOL in the AOL Purchase, including the right to require the Company to register such shares for resale, and to have such registration statement declared effective on or before April 16, 1998 and to maintain the effectiveness of such registration statement for a period of two years from the consummation of the AOL Purchase. Accordingly, the value of these shares is not included in stockholders' equity. As the Company has failed to cause such registration statement to be declared effective by April 16, 1998, AOL has the right to require the Company to repurchase such shares for cash at a price equal to the greater of the original purchase price therefor (which is being held by AOL in a segregated account) and the then-current fair market value. The current fair market value of the Company's Common stock as of July 30, 1998 was $13.81 per Common share. As of July 30, 1998, these shares had not been registered, and AOL had not exercised its put right. If the Company is required to purchase the AOL shares, the Common stock subject to put rights on the Company's consolidated balance sheet will be accreted to its fair value based upon the price of the Company's stock at each reporting date. The fair value will be recorded as a charge to retained earnings at each reporting date and will reduce earnings available to Common shareholders. As of July 30, 1998, there is no charge as the market value of the Company's Common Stock is below $19.00 per Common share. The Company's repurchase obligation is secured by an escrow in the form of cash and/or letter of credit in an amount to be agreed upon by the Company and AOL, which amount shall not be less than $3,000,000 nor more than $7,500,000.

Revenue Recognition

Revenues from the sale of music CDs and cassettes sold via the Internet include shipping and handling charges and are recognized at the time of shipment. The Company records the estimated gross profit which will be lost due to current period shipments being returned in future periods as a reduction of revenues and cost of revenues in the period of shipment.

Beginning in January 1997, in connection with the Company's first record release, revenues began to be derived from the sale of original and licensed artist recordings. Revenues are recognized at the time of shipment. Provision is made for the estimated effect of sales returns where right-of-return privileges exist. Returns of product from customers are accepted in accordance with standard industry practice. The full amount of the returns allowance (estimated returns to be received net of distribution, royalty and inventory costs) is shown as a reduction of accounts receivable in the accompanying consolidated balance sheets. If the amount is a net liability, it is included in accounts payable.

The Company has numerous agreements with other companies in the entertainment business, which provide for, among other things, the Company to pay a percentage of revenues, as defined, derived from customers entering the Company's website via the websites of these other companies. The Company records these amounts in sales and marketing expenses in the accompanying consolidated statements of operations.

Advertising revenues are derived from the sale of advertising on the Company's websites. Advertising revenues are recognized in the period the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of "impressions," or times that any advertisement is viewed by users on the Company's websites. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until guaranteed impression levels are achieved. Revenues from the sale of certain advertising on the Company's websites are shared with third parties under the terms of certain agreements. The Company records such advertising revenues gross and records amounts allocable to third parties under the terms of such agreements in sales and marketing expenses. To date, amounts allocable to third parties have not been significant. For the six months ended June 30, 1998 and 1997, advertising revenues were $1,733,135 and $198,598, respectively. Advertising revenues for the three months ended June 30, 1998 and 1997 were $1,020,975 and $163,698, respectively.

The Company recognizes advertising revenue as a result of barter transactions. Such revenue is recognized based on the fair value received or sold, whichever clearly estimates the fair value of the transaction, which generally consists of advertising or merchandise. Barter revenue and the corresponding expenses are recognized in the period the advertising is displayed. For the three and six months ended June 30, 1998, approximately $626,000 and $1,014,000, respectively, of advertising revenue was recognized related to barter transactions. There was no revenue recognized related to barter transactions for the three and six months ended June 30, 1997.

Operating and Development Expenses

Operating and development expenses consist of software engineering, multimedia production, graphic design, certain nonrecoverable advances and recoupable costs, artist relations, telecommunications charges, inventory management and computer operations which support the Company's products. For the six months ended June 30, 1998 and 1997, the Company incurred costs of $3,352,286 and $1,895,064, respectively, relating to research and development. Research and development costs for the three months ended June 30, 1998 and 1997, were $1,820,445 and $981,563, respectively. These amounts are included in operating and development expenses as shown in the accompanying consolidated statements of operations.

Advertising Expenses

Promotional costs incurred in connection with the N2K Encoded Music label are capitalized for unreleased projects and expensed when the related product is released. All other advertising and promotional costs incurred by the Company are expensed the first time the advertising takes place. For the six months ended June 30, 1998 and 1997, advertising and promotion expenses, excluding the amortization of the Company's marketing advances (see Note 3), were $8,598,151 and $1,320,082, respectively. Advertising and promotional expense, excluding the amortization of the Company's marketing advances (see Note 3), for the three months ended June 30, 1998 and 1997 were $4,997,598 and $787,024, respectively. These amounts are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Loss Per Common Share

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which supersedes APB 15. SFAS No. 128 requires dual presentation of basic and diluted earnings (loss) per share for complex capital structures on the face of the statements of operations. According to SFAS No. 128, basic earnings (loss) per share, which replaced primary earnings (loss) per share, is calculated by dividing net income (loss) available to Common stockholders by the weighted average number of Common shares outstanding for the period. Diluted earnings (loss) per share, which replaced fully diluted earnings per share, reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options.

The Company adopted SFAS No. 128 during the period ended December 31, 1997, as earlier application was not permitted. As required by SFAS No. 128, all prior-period loss per Common share data has been restated to conform with the provisions of this statement.

The following is a summary of the numerators and denominators of the basic and diluted net loss per Common share computations:

                        For the Three Months Ended June 30      For the Six Months Ended June 30
                        ----------------------------------      --------------------------------
                             1998              1997                  1998              1997
                         ------------      ------------          ------------      ------------
Loss (numerator)         $(16,431,167)     $ (5,646,620)         $(30,135,433)     $(10,164,953)
Shares (denominator)       13,912,045         2,976,270            13,035,160         2,949,907
Per share amount         $      (1.18)     $      (1.90)         $      (2.31)     $      (3.44)


Diluted net loss per share is the same as basic net loss per share as no additional shares for the potential dilution from the exercise or conversion of securities into Common stock are included in the denominator as the result is anti-dilutive due to the Company's losses. Options to purchase 2,094,432 shares of Common stock at a weighted average exercise price of $10.58 per share, warrants to purchase 599,554 shares of Common stock at a weighted average exercise price of $14.16 per share and the AOL Purchase were outstanding as of June 30, 1998, but were not included in the computation of diluted net loss per Common share.

Reclassifications

The consolidated financial statements for prior periods have been reclassified to conform with the current period's presentation.

2.   DISCONTINUED OPERATIONS:

In April 1997, the Company's Board of Directors approved a formal plan of disposal for its on-line information services business.

The on-line information services business was accounted for as discontinued operations with a measurement date of April 4, 1997. The Company expected that the sale of the on-line information services business would result in a gain on the disposal of the segment's net assets which would be sufficient to offset the losses of the segment from the measurement date to the disposal date. As a result, no amounts were accrued in the accompanying consolidated financial statements relating to the disposal of the segment. The net losses from discontinued operations from the measurement date to the disposal date were recorded as an adjustment to the net assets of the discontinued operations in the accompanying consolidated balance sheets. The accompanying consolidated financial statements reflect the operating results of the discontinued operations separately from continuing operations.

Effective August 1, 1997, the Company entered into an agreement for the sale of all of the net assets of the on-line information services business, except its accounts receivable and accounts payable. The total purchase price of $6,000,000 consists of $3,000,000 which was paid in cash at closing, and up to an additional $3,000,000 pursuant to an earn-out which, if and to the extent earned, is payable at the purchaser's sole discretion on March 31, 1999 and September 30, 1999, either in cash or that number of shares of its Common stock having a market value equal to the amount to be paid. The earn-out is based upon the revenues of the business which are generated from July 1, 1997 through December 31, 1998. If revenues during the above period do not meet the specified target, the earn-out is reduced. If revenues during the above period exceed the specified target, the earn-out is increased, up to a maximum of $1,000,000. The Company will record the earn-out as a gain on the sale of discontinued operations when realized. At closing, the Company recorded a gain on the sale of discontinued operations of $1,574,493. The gain was net of a provision for certain disposal costs including accruals for future commitments relating to severance and doubtful accounts relating to the on-line information services business' accounts receivable. These costs are reflected in accrued discontinued operations disposal costs (see Note 4). In connection with the sale, the Company entered into a services agreement under which it will provide certain services and support personnel to the purchaser until September 1999 for a fixed monthly fee.

Revenues and losses from discontinued operations in the accompanying consolidated statements of operations were:

                           For the Six Months
                          Ended June 30, 1997

Revenues                     $ 2,411,057
                             -----------


Loss before income taxes     $  (415,970)

Income taxes                          --
                             -----------
Loss                         $  (415,970)
                             -----------

There were no revenues or losses from discontinued operations for the six months ended June 30, 1998.

3.   PREPAID EXPENSES:

Prepaid expenses as of June 30, 1998 and December 31, 1997, consist of the following:

                                                            June 30         December 31
                                                              1998              1997
                                                         ------------      ------------
Marketing Advances:
  AOL                                                    $ 13,187,500      $ 12,775,000
  Netscape Communications Corporation
        ("Netscape")                                        4,000,000         3,000,000
  Ticketmaster Ticketing Company, Inc.                      4,000,000                --
  Excite Inc. ("Excite")                                    3,800,000         3,300,000
  Disney Online                                               833,334                --
Other                                                         938,427           481,276
                                                         ------------      ------------
                                                           26,759,261        19,556,276

Less: Accumulated amortization of marketing advances      (11,699,440)       (2,769,741)
                                                         ------------      ------------
                                                         $ 15,059,821      $ 16,786,535
                                                         ============      ============



The Company is amortizing the costs associated with its marketing advances over the contractual terms of the strategic alliance which is one to three years, and the amortization method is primarily on a straight-line basis or as impressions are received. Amortization expense for the six months ended June 30, 1998 and 1997 was $8,929,699 and $0, respectively. Amortization expense for the three months ended June 30, 1998 and 1997 was $6,159,959 and $0, respectively. These amounts are included in sales and marketing expenses on the accompanying financial statements. The Company continually evaluates the realizability of the marketing advances, and if necessary, will write down the asset to its net realizable value based on estimates of undiscounted future cash flows from each advance over the remaining useful life of the asset. As of June 30, 1998, no such write down was required.

4.  OTHER ACCRUED LIABILITIES:

Other accrued liabilities as of June 30, 1998 and December 31, 1997, consist of the following:

                                                                          June 30      December 31
                                                                            1998           1997
                                                                        ----------     ----------
Accrued advertising                                                     $1,688,361     $  652,138
Accrued discontinued operations disposal costs (Note 2)                    295,700        671,407
Other                                                                    2,472,661      1,928,050
                                                                        ----------     ----------
                                                                        $4,456,722     $3,251,595
                                                                        ==========     ==========

5.  CREDIT AGREEMENTS:

The Company had a line of credit with a bank of $2,000,000 which expired on June 30, 1998. The Company currently does not have a line of credit. There were no borrowings on the line of credit for the six months ended June 30, 1998. The maximum amount outstanding on the line of credit was $850,000 for the six months ended June 30, 1997. The weighted average interest rate was 8.4% for the six months ended June 30, 1997. Interest expense for the six months ended June 30, 1997 was $32,031.

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

Overview

N2K Inc. is an on-line music entertainment company using the Internet as a global platform for promoting, marketing and selling music and related merchandise. The Company's strategy is to build loyal user communities around genre-specific websites that provide music content and enable consumers to purchase compact discs, cassettes, LPs, videos and related music items. The Company has also established its own record label, N2K Encoded Music, which uses the Company's websites, as well as record stores and other traditional distribution channels, to promote, distribute and sell original and licensed artist recordings.

The Company was founded as Telebase Systems, Inc. in 1984 as a provider of on-line information services. In 1994, recognizing increasing opportunities in the consumer entertainment market, Telebase expanded its on-line business strategy to include music entertainment and began expending significant resources to enter this market. Telebase launched its Music Boulevard website and began selling recorded music and related merchandise in 1995. In February 1996, Telebase merged with N2K Inc., a New York corporation, founded in 1995 as a developer of on-line music entertainment content, and the merged entity changed its name to N2K Inc. In April 1997, the Company decided to focus exclusively on its music entertainment business and, accordingly, the Board of Directors approved a formal plan of disposal for its on-line information services business. In August 1997, the Company sold substantially all of the net assets of this business. See "--Discontinued Operations." In October 1997, the Company, which had previously been incorporated in Pennsylvania, was reincorporated as a Delaware corporation and consummated its initial public offering. On April 20, 1998, the Company closed on the sale of 3,125,722 shares of Common stock in a public offering. Of the 3,125,722 shares of Common Stock offered, 2,000,000 were offered by the Company, and 1,125,722 were offered by selling stockholders.

The Company launched its first Internet website, Music Boulevard, in August 1995, and introduced its first music genre website, Jazz Central Station, in January 1996. In January 1997, the Company launched its first release on the N2K Encoded Music label. The Company is currently generating revenues from the sale of CDs and cassettes produced by others, N2K Encoded Music CDs, the sale of advertising on its websites and the sale of related merchandise. The Company believes that increased sales of N2K Encoded Music CDs and advertising on its websites will contribute to higher margins in the future. The margins from the sale of CDs and cassettes produced by others are affected by product costs and shipping and handling fees, and promotional discounts, such as discounted selling prices and free shipping and handling. The Company believes that frequent promotional discounts will be necessary to build repeat customer traffic to its websites, which will reduce its gross margins. The Company believes that its future financial performance will be determined by its success in improving margins on the sale of CDs and cassettes produced by others, introducing new products and services, selling advertising and sponsorship programs on its websites and by selling recorded music under its N2K Encoded Music label. Management has increased the resources within the Company to support these functions.

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

Three Months Ended June 30, 1998 Compared With Three Months Ended June 30, 1997

The Company incurred net losses of $16.4 million and $5.6 million for the three months ended June 30, 1998 and 1997, respectively.

Net Revenues. Net revenues for the three months ended June 30, 1998 totaled $10.0 million compared to $1.8 million for the three months ended June 30, 1997. Net revenues for the three months ended June 30, 1998 and 1997 consisted primarily of sales of CDs and cassettes produced by others. Net sales of CDs produced by the Company totaled $939,000 for the three months ended June 30, 1998 compared to $441,000 for the three months ended June 30, 1997. Net sales derived from advertising sold on the Company's websites totaled $1.0 million for the three months ended June 30, 1998 compared to $164,000 for the three months ended June 30, 1997.

Cost of Revenues. Cost of revenues totaled $7.9 million for the three months ended June 30, 1998 compared to $1.3 million for the three months ended June 30, 1997. Cost of revenues consists of payments to third parties for distribution of CDs and cassettes, fulfillment of customer orders, manufacturing expenses, royalties and copyrights. The Company's gross profit as a percentage of revenues decreased primarily due to increased marketing promotions, specifically certain shipping promotions, and a decline in Encoded Music revenues, which typically generate higher gross profit, as a percentage of total revenues. The Company expects revenues from the sale of advertising and related merchandise to increase in future periods, which the Company believes will contribute to higher margins and reduce cost of revenues as a percentage of revenues.

Operating and Development Expenses. Operating and development expenses increased from $3.2 million for the three months ended June 30, 1997 to $7.5 million for the three months ended June 30, 1998, primarily due to increased staffing and related overhead expenses as the Company expanded its operations. Specifically, the Company had dedicated resources in the expansion of customer service operations. Operating and development personnel totaled 179 full-time employees as of June 30, 1998 compared to 104 full-time employees as of June 30, 1997. Operating and development expenses consist primarily of software engineering, multimedia production, graphic design, certain nonrecoverable advances and recoupable costs, artist relations, telecommunications charges, inventory management and computer operations which support the Company's music entertainment business. This infrastructure is sufficient to support higher revenues and, accordingly, the Company expects that, as revenues increase, operating and development expenses will decrease as a percentage of revenues.

Sales and Marketing Expenses. Sales and marketing expenses increased from $1.6 million for the three months ended June 30, 1997 to $10.7 million for the three months ended June 30, 1998. The increase in sales and marketing expenses was primarily attributable to the amortization of the costs associated with the Company's various strategic alliances and the expansion of the Company's on-line advertising and off-line media campaign. Sales and marketing expenses consist primarily of the amortization of the costs associated with the Company's various strategic alliances, external advertising, credit card processing charges, profit participations payable to strategic alliance partners, promotions, trade shows, advertising sales and personnel expenses associated with marketing of the Company's websites and N2K Encoded Music CDs. The Company expects that levels of sales and marketing expenditures will increase in future periods due to the execution of new advertising programs to promote the Company's websites and N2K Encoded Music releases, but total sales and marketing expenses will decline as a percentage of revenues.

General and Administrative Expenses. General and administrative expenses increased from $1.1 million for the three months ended June 30, 1997 to $1.3 million for the three months ended June 30, 1998, primarily due to increased staffing expenses, related overhead expenses and expenses associated with being a public company. General and administrative personnel totaled 34 full-time employees as of June 30, 1998 compared to 25 full-time employees as of June 30, 1997. General and administrative expenses consist of executive management, accounting and human resources personnel, and expenditures for applicable overhead costs. The Company expects general and administrative expenses to continue to increase in absolute dollars as the Company expands its staff and incurs additional costs related to the growth of its business. However, the Company expects total general and administrative expense will decline as a percentage of revenue.

Interest and Other Income and Interest Expense. Interest and other income and interest expense primarily consists of interest income on short-term liquid investments of the Company's excess cash and interest expense incurred as a result of the financing of equipment through capital leases and the use of the Company's revolving credit line. Interest and other income increased from $38,000 for the three months ended June 30, 1997 to $934,000 for the three months ended June 30, 1998 primarily due to the Company investing the proceeds of its initial public offering which occurred in the fourth quarter of 1997 and the proceeds of its secondary public offering which occurred in the second quarter of 1998.

Six Months Ended June 30, 1998 Compared With Six Months Ended June 30, 1997

The Company incurred net losses of $30.1 million and $10.2 million for the six months ended June 30, 1998 and 1997, respectively.

Net Revenues. Net revenues for the six months ended June 30, 1998 totaled $17.1 million compared to $2.9 million for the six months ended June 30, 1997. Net revenues for the six months ended June 30, 1998 and 1997 consisted primarily of sales of CDs and cassettes produced by others. Net sales of CDs produced by the Company totaled $1.7 million for the six months ended June 30, 1998 compared to $793,000 for the six months ended June 30, 1997. Net sales derived from advertising sold on the Company's websites totaled $1.7 million for the six months ended June 30, 1998 compared to $199,000 for the six months ended June 30, 1997.

Cost of Revenues. Cost of revenues totaled $13.6 million for the six months ended June 30, 1998 compared to $2.1 million for the six months ended June 30, 1997. The Company's gross profit as a percentage of revenues decreased primarily due to increased marketing promotions, specifically certain shipping promotions, and a decline in Encoded Music revenues, which typically generate higher gross profits, as a percentage of total revenues. The Company expects revenues from the sale of advertising and related merchandise to increase in future periods, which the Company believes will contribute to higher margins and reduce cost of revenues as a percentage of revenues.

Operating and Development Expenses. Operating and development expenses increased from $5.8 million for the six months ended June 30, 1997 to $13.7 million for the six months ended June 30, 1998, primarily due to increased staffing and related overhead expenses as the Company expanded its operations. Specifically, the Company had dedicated resources in the expansion of customer service operations. This infrastructure is sufficient to support higher revenues and, accordingly, the Company expects that, as revenues increase, operating and development expenses will decrease as a percentage of revenues.

Sales and Marketing Expenses. Sales and marketing expenses increased from $2.7 million for the six months ended June 30, 1997 to $19.0 million for the six months ended June 30, 1998. The increase in sales and marketing expenses was primarily attributable to the amortization of the costs associated with the Company's various strategic alliances and the expansion of the Company's on-line advertising and off-line media campaign. The Company expects that levels of sales and marketing expenditures will increase in future periods due to the execution of new advertising programs to promote the Company's websites and N2K Encoded Music releases, but total sales and marketing expenses will decline as a percentage of revenues.

General and Administrative Expenses. General and administrative expenses increased from $2.0 million for the six months ended June 30, 1997 to $2.5 million for the six months ended June 30, 1998, primarily due to increased staffing expenses, related overhead expenses and expenses associated with being a public company. The Company expects general and administrative expenses to continue to increase in absolute dollars as the Company expands its staff and incurs additional costs related to the growth of its business. However, the Company expects total general and administrative expense will decline as a percentage of revenue.

Interest and Other Income and Interest Expense. Interest and other income increased from $85,000 for the six months ended June 30, 1997 to $1.5 million for the six months ended June 30, 1998 primarily due to the Company investing the proceeds of its initial public offering which occurred in the fourth quarter of 1997 and the proceeds of its secondary public offering which occurred in the second quarter of 1998.

Liquidity and Capital Resources

The Company has financed its operations and capital expenditures primarily from equity financings, lease financings, a revolving bank credit line, and short-term loans. At June 30, 1998, the Company had a cash balance of $68.4 million. The Company believes that its current cash balance is sufficient to finance the Company's planned operations and capital expenditures through at least September 1999. The Company expects negative cash flow from operations to continue for the foreseeable future, as it continues to develop and market its operations. Inflation has not had any material impact on the Company's operations.

Net cash of $25.4 million and $10.5 million was used in operating activities for the six months ended June 30, 1998 and 1997, respectively, primarily as a result of the net losses generated during those periods. The Company financed its activities for the six months ended June 30, 1998 through its initial public offering in October 1997 and its secondary offering in April 1998 which yielded total net proceeds of $126.4 million. Activities for the six months ended June 30, 1997 were financed through proceeds from the sale of preferred stock.

Purchases of property and equipment totaled $4.6 million and $1.3 million for the six months ended June 30, 1998 and 1997, respectively. The Company projects that total purchases of property and equipment will be approximately $7.8 million in 1998, which includes $2.5 million for the creation of redundant systems and $5.3 million to support the expansion of facilities and operating systems for its websites and obtain computer-related equipment to support increased personnel.

The Company has entered into a number of strategic alliance agreements, including agreements with America Online Inc., Excite Inc., Netscape Communications Corporation, Ticketmaster Ticketing Company, Inc., AOL Bertelsmann Online, Disney Online and Microsoft Corporation. During July 1998, the Company signed an additional strategic alliance agreement with Infoseek Corporation. The Company's commitments as of June 30, 1998 under all of its strategic alliance agreements, including the one signed in July 1998, include cash payments of approximately $11.4 million, $16.0 million, $9.0 million and $6.5 million for 1998, 1999, 2000, and 2001, respectively. Payments totaling $6.7 million were made under the Company's strategic alliances during the six months ended June 30, 1998. Subsequent to June 30, 1998, $750,000 was paid under the Company's strategic alliances.

The Company had a commitment for a $2.0 million revolving line of credit with CoreStates Bank, N.A. (the "CoreStates Facility"), which expired on June 30, 1998. As of June 30, 1998, the Company did not have any outstanding borrowings under the CoreStates Facility. The Company currently does not have a credit facility.

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

For the six months ended June 30, 1997, the discontinued operations generated revenues of $2.4 million. The discontinued operations generated a net loss of $416,000 for the six months ended June 30, 1997.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is required to be adopted for the Company's 1998 year-end financial statements. The Company is evaluating the impact, if any, of the adoption of this pronouncement on the Company's existing disclosures.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


On or about June 22, 1998, an action entitled Kuhn v. N2K Inc. et al (Docket No. 98 CIV 4360 (HB)) was filed against the Company and its directors in the U.S. District Court for the Southern District of New York. The complaint virtually duplicates the one filed in May 1998 in the action entitled Bender v. Rosen et al (Docket No. 98 CIV 3304 (HB)), which was discussed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.
As did the plaintiff in Bender, the plaintiff in the Kuhn action alleges violations of the Securities Act of 1933, as amended, in connection with the public offering of the shares of the Company's Common stock in April 1998. The new complaint also includes as defendants the lead underwriters for the aforementioned public offering. Both complaints seek to recover unspecified damages and other relief, as well as recovery of costs and expenses. The plaintiffs in both cases have agreed to consolidate the actions and have entered into a stipulation with the Company and the directors to that effect. The Company believes that the claims in these actions are without merit and intends to vigorously defend these claims.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS FROM REGISTERED SECURITIES

With respect to the Company's Registration Statement (File No. 333-33105) filed under the Securities Act of 1933, as amended, related to the initial public offering of the Company's Common stock, which was declared effective by the Securities and Exchange Commission on October 16, 1997, the following additional applications of the net offering proceeds were made from April 1, 1998 through June 30, 1998:


Purchase of property and equipment to expand the Company's
     Infrastructure                                              $ 2,900,000
Payment under the AOL Bertelsmann Contract                           413,000
Payment under the Excite Contract                                    500,000
Payment under the Netscape License Agreement                       1,000,000
Payment under the Disney Online Contract                             833,000
Payment under the Ticketmaster Contract                            4,000,000
Other working capital needs                                       11,400,000
                                                                 -----------
                                               Total             $21,046,000
                                                                 ===========

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

b.       There were no reports on Form 8-K filed during the quarter ended June
         30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           N2K Inc.

Date:  August 3, 1998      BY:   /s/James E. Coane
                                 ---------------------------------------------
                                 James E. Coane
                                 President, Chief Operating Officer
                                 and Director

Date:  August 3, 1998      BY:   /s/Bruce Johnson
                                 ---------------------------------------------
                                 Bruce Johnson
                                 Senior Vice President, Secretary, Chief
                                 Financial Officer (Principal Accounting
                                 Officer and Principal Financial Officer)
                                 and Director