Form 10-Q
period 1998-09-30
N2K INC
filed 1998-11-10
CIK 791704

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

YES   X               NO

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of October 31, 1998: 14,228,755 shares of common stock, par value $.001 per share.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

                            N2K INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                      September 30        December 31
                            ASSETS                                         1998               1997
                            ------                                   ---------------    ---------------
CURRENT ASSETS:
    Cash and cash equivalents                                           $54,277,085       $ 36,831,748
    Accounts receivable, net                                              1,806,477            892,020
    Receivable for Common stock subject to put rights                     2,999,995          2,999,995
    Prepaid expenses                                                      9,678,148         16,786,535
    Inventory                                                               314,359             90,039
    Advances and recoupable costs                                           170,906            203,350
                                                                     ---------------    ---------------
                Total current assets                                     69,246,970         57,803,687
                                                                     ---------------    ---------------
PROPERTY AND EQUIPMENT:
    Computer equipment                                                   10,328,407          4,638,311
    Office furniture and equipment                                        1,681,678          1,147,102
    Leasehold improvements                                                2,245,143          1,882,684
    Property and equipment under capital leases                           1,801,663          1,801,663
                                                                     ---------------    ---------------
                                                                         16,056,891          9,469,760
    Less- Accumulated depreciation and amortization                      (4,536,030)        (2,290,452)
                                                                     ---------------    ---------------
                Net property and equipment                               11,520,861          7,179,308
                                                                     ---------------    ---------------
OTHER ASSETS:
    Intangible assets, net                                                  187,148            244,154
    Restricted cash                                                         167,000            167,000
    Other                                                                 1,083,276            138,206
                                                                     ---------------    ---------------
                Total other assets                                        1,437,424            549,360
                                                                     ===============    ===============
                                                                        $82,205,255       $ 65,532,355
                                                                     ===============    ===============

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of capital lease obligations                         $  373,507         $  464,147
    Accounts payable                                                      1,899,303          1,504,143
    Accrued merchandise costs                                             1,469,257          1,169,898
    Accrued compensation                                                  1,394,277          1,341,354
    Accrued royalties                                                       584,553            629,989
    Other accrued liabilities                                            11,571,900          3,251,595
                                                                     ---------------    ---------------
                Total current liabilities                                17,292,797          8,361,126
                                                                     ---------------    ---------------
CAPITAL LEASE OBLIGATIONS                                                   393,234            653,558
                                                                     ---------------    ---------------
OTHER LONG-TERM LIABILITIES                                                 393,686            369,741
                                                                     ---------------    ---------------
COMMON STOCK SUBJECT TO PUT RIGHTS                                        2,999,995          2,999,995
                                                                     ---------------    ---------------
STOCKHOLDERS' EQUITY:
    Common stock, $.001 par value, 100,000,000 shares
       authorized, 14,228,755 and 12,118,100 shares issued and
       outstanding                                                           14,229             12,118
    Additional paid-in capital                                          171,356,553        109,197,798
    Accumulated deficit                                                (110,245,239)       (56,061,981)
                                                                     ---------------    ---------------
                Total stockholders' equity                                61,125,543        53,147,935
                                                                     ===============    ===============
                                                                         $82,205,255      $ 65,532,355
                                                                     ===============    ===============

        The accompanying notes are an integral part of these statements.

                            N2K INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    For the                               For the
                                                              Three Months Ended                     Nine Months Ended
                                                                 September 30                           September 30
                                                     -----------------------------------     -----------------------------------

                                                           1998                1997               1998                1997
                                                     ---------------     ---------------     ---------------     ---------------
NET REVENUES                                         $   10,506,150      $    3,569,969      $   27,644,496      $    6,506,864

COST OF REVENUES                                          8,171,623           2,792,248          21,752,122           4,917,368
                                                     ---------------     ---------------     ---------------     ---------------
                Gross profit                              2,334,527             777,721           5,892,374           1,589,496

OPERATING EXPENSES:
    Operating and development                             7,706,640           3,514,269          19,873,600           9,338,665
    Sales and marketing                                  14,210,184           2,631,707          34,669,317           5,369,740
    General and administrative                            1,130,385           1,227,684           3,608,607           3,261,334
    Encoded Music restructuring charge                    4,304,249                   -           4,304,249                   -
                                                     ---------------     ---------------     ---------------     ---------------

                Operating loss                          (25,016,931)         (6,595,939)        (56,563,399)        (16,380,243)
                                                     ---------------     ---------------     ---------------     ---------------

INTEREST AND OTHER INCOME                                   988,356              80,891           2,446,254             166,312

INTEREST EXPENSE                                            (19,250)           (434,386)            (66,113)           (484,486)
                                                     ---------------     ---------------     ---------------     ---------------
                Loss from continuing operations         (24,047,825)         (6,949,434)        (54,183,258)        (16,698,417)

LOSS FROM DISCONTINUED OPERATIONS                                 -                   -                   -            (415,970)

GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS                       -           1,574,493                   -           1,574,493
                                                     ---------------     ---------------     ---------------     ---------------
NET LOSS                                             $ ( 24,047,825)     $   (5,374,941)     $  (54,183,258)     $  (15,539,894)
                                                     ===============     ===============     ===============     ===============
BASIC AND DILUTED LOSS PER COMMON  SHARE:
    Loss from continuing operations                  $        (1.69)     $        (2.25)     $        (4.03)     $        (5.58)
    Loss from discontinued operations                             -                   -                   -                (.14)
    Gain on disposal of discontinued operations                   -                 .51                   -                 .53
                                                     ---------------     ---------------     ---------------     ---------------
                 Net loss per Common share           $        (1.69)     $        (1.74)     $        (4.03)     $        (5.19)
                                                     ===============     ===============     ===============     ===============
SHARES USED IN COMPUTING BASIC AND DILUTED LOSS
    PER COMMON SHARE                                     14,220,967           3,083,032          13,434,772           2,994,770
                                                     ===============     ===============     ===============     ===============


        The accompanying notes are an integral part of these statements.

                            N2K INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         For the
                                                                                    Nine Months Ended
                                                                                      September 30
                                                                           -----------------------------------
                                                                               1998                 1997
                                                                           ---------------     ---------------
OPERATING ACTIVITIES:
    Net loss                                                               $  (54,183,258)     $  (15,539,894)
    Adjustments to reconcile net loss to
       net cash used in operating activities-
         Depreciation and amortization                                          2,307,834             959,312
         Gain on disposal of discontinued operations                                    -          (1,574,493)
         Encoded Music restructuring charge                                     4,304,249                   -
         Amortization of marketing advances                                    14,926,452             158,000
         Loss on disposal of property and equipment                                     -              79,620
         Amortization of discount on Management and Senior Notes                        -             227,000
         Provision for doubtful accounts                                           99,793              56,574
         Provision for future returns                                             192,000             447,641
         Issuance of Common stock for services rendered                            62,500                   -
         Issuance of Common stock options for services rendered                   229,920                   -
         Decrease (increase) in--
             Restricted cash                                                            -            (300,000)
             Accounts receivable                                                 (684,250)         (1,135,991)
             Prepaid expenses                                                  (7,818,065)         (3,804,769)
             Inventory                                                           (224,320)             23,697
             Advances and recoupable costs                                         32,444          (1,149,660)
             Other assets                                                      (1,259,910)            (24,501)
         Increase (decrease) in--
             Accounts payable                                                     395,160             (90,250)
             Accrued merchandise costs                                            299,359             539,621
             Accrued compensation                                                  52,923            (119,340)
             Accrued royalties                                                    (45,436)            259,151
             Accrued Encoded Music restructuring                                 (499,316)                  -
             Other accrued liabilities                                          3,993,372             763,000
             Other long-term liabilities                                           23,945               3,036
                                                                           ---------------     ---------------
                 Net cash used in operating activities                        (37,794,604)        (20,222,246)
                                                                           ---------------     ---------------
INVESTING ACTIVITIES:
    Purchases of and deposits on property and equipment                        (6,277,541)         (2,636,803)
    Proceeds from disposal of discontinued operations                                   -           3,000,000
                                                                           ---------------     ---------------
                 Net cash (used in) provided by investing activities           (6,277,541)            363,197
                                                                           ---------------     ---------------
FINANCING ACTIVITIES:
    Net borrowings under line of credit                                                 -             650,000
    Proceeds from Management and Senior Notes                                           -           7,771,600
    Payments on capital lease obligations                                        (350,964)           (158,229)
    Proceeds from issuance of Preferred stock, net                                      -           7,215,531
    Proceeds from issuance of Common stock, net                                61,407,188                   -
    Proceeds from issuance of Common stock under the employee
            stock purchase plan                                                    94,742                   -
    Proceeds from exercise of Common stock options and warrants                   366,516              75,663
                                                                           ---------------     ---------------
                 Net cash provided by financing activities                     61,517,482          15,554,565
                                                                           ---------------     ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               17,445,337          (4,304,484)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 36,831,748           4,483,450
                                                                           ---------------     ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $   54,277,085      $      178,966
                                                                           ===============     ===============


        The accompanying notes are an integral part of these statements.

                            N2K INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company:
------------

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

The Company is an on-line music entertainment company using the Internet as a global platform for promoting, marketing and selling music and related merchandise. The Company's strategy is to build loyal user communities around genre-specific websites that provide music content and enable consumers to purchase compact discs ("CDs"), cassettes, LPs, videos and related music merchandise. The Company has also established its own record label, N2K Encoded Music, which uses the Company's websites, as well as record stores and other traditional distribution channels to promote, distribute and sell original and licensed recordings. The Company recently restructured its N2K Encoded Music label (see Note 3).

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

Summary of Significant Accounting Policies:

Quarterly Financial Information and Results of Operations

The financial statements as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1998, and the results of operations and cash flows for the three and nine months ended September 30, 1998 and 1997. The results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year. While the Company believes that the disclosures presented are adequate to make the information not misleading, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

Supplemental Disclosures of Cash Flow Information

For the nine months ended September 30, 1998 and 1997, the Company paid interest of $64,277 and $77,030, respectively. Income taxes paid in 1998 and 1997 were immaterial. The Company incurred no capital lease obligations during the nine months ended September 30, 1998. The Company incurred $208,226 of capital lease obligations during the nine months ended September 30, 1997.

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

The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to its net realizable value. As of September 30, 1998, no such write-down was required.

Common Stock Subject to Put Rights

America Online Inc. ("AOL") and the Company entered into an agreement, pursuant to which AOL agreed to purchase from the Company at the initial public offering price per share of $19.00 (less underwriting discounts and commissions) an aggregate amount of $3,000,000 or 169,779 shares of the Company's Common stock (the "AOL Purchase"). The Company has granted AOL certain shelf and other registration rights with respect to the shares purchased by AOL in the AOL Purchase, including the right to require the Company to register such shares for resale, and to have such registration statement declared effective on or before April 16, 1998 and to maintain the effectiveness of such registration statement for a period of two years from the consummation of the AOL Purchase. Accordingly, the value of these shares is not included in Stockholders' equity. As the Company has failed to cause such registration statement to be declared effective by April 16, 1998, AOL has the right to require the Company to repurchase such shares for cash at a price equal to the greater of the original purchase price therefor (which is being held by AOL in a segregated account) and the then-current fair market value. The current fair market value of the Company's Common stock as of November 2, 1998 was $5.13 per Common share. As of November 2, 1998, these shares had not been registered, and AOL had not exercised its put right. If the Company is required to purchase the AOL shares, the Common stock subject to put rights on the Company's consolidated balance sheet will be accreted to its fair value based upon the price of the Company's stock at each reporting date. The fair value will be recorded as a charge to retained earnings at each reporting date and will reduce earnings available to Common shareholders. As of November 2, 1998, there is no charge as the market value of the Company's Common Stock is below $19.00 per Common share. The Company's repurchase obligation is secured by an escrow in the form of cash and/or letter of credit in an amount to be agreed upon by the Company and AOL, which amount shall not be less than $3,000,000 nor more than $7,500,000.

Revenue Recognition

Revenues from the sale of music CDs and cassettes sold via the Internet include shipping and handling charges and are recognized at the time of shipment. The Company records the estimated gross profit which will be lost due to current period shipments being returned in future periods as a reduction of revenues and cost of revenues in the period of shipment.

Beginning in January 1997, in connection with the Company's first record release, revenues began to be derived from the sale of original and licensed artist recordings. Revenues are recognized at the time of shipment. Provision is made for the estimated effect of sales returns where right-of-return privileges exist. Returns of product from customers are accepted in accordance with standard industry practice. The full amount of the returns allowance (estimated returns to be received net of distribution, royalty and inventory costs) is shown as a reduction of accounts receivable in the accompanying consolidated balance sheets. If the amount, inclusive of the related returns allowance items due to/from the Company's distributor, is a net liability, it is included in accrued liabilities.

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

Advertising revenues are derived from the sale of advertising on the Company's websites. Advertising revenues are recognized in the period the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of "impressions," or times that any advertisement is viewed by users on the Company's websites. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until guaranteed impression levels are achieved. Revenues from the sale of certain advertising on the Company's websites are shared with third parties under the terms of certain agreements. The Company records such advertising revenues gross and records amounts allocable to third parties under the terms of such agreements in sales and marketing expenses. To date, amounts allocable to third parties have not been significant. For the nine months ended September 30, 1998 and 1997, advertising revenues were $2,845,136 and $420,988, respectively. Advertising revenues for the three months ended September 30, 1998 and 1997 were $1,112,001 and $222,390, respectively.

The Company recognizes advertising revenue as a result of barter transactions. Such revenue is recognized based on the fair value received or sold, whichever clearly estimates the fair value of the transaction, which generally consists of advertising or merchandise. Barter revenue and the corresponding expenses are recognized in the period the advertising is displayed. Advertising revenues related to barter transactions for the nine months ended September 30, 1998 and 1997 were $1,718,354 and $242,945, respectively. Advertising revenues related to barter transactions for the three months ended September 30, 1998 and 1997 were $704,749 and $132,225, respectively.

Operating and Development Expenses

Operating and development expenses consist of software engineering, multimedia production, graphic design, certain nonrecoverable advances and recoupable costs, artist relations, telecommunications charges, inventory management and computer operations which support the Company's products. For the nine months ended September 30, 1998 and 1997, the Company incurred costs of $5,432,386 and $2,989,307, respectively, relating to research and development. Research and development costs for the three months ended September 30, 1998 and 1997, were $2,198,516 and $1,094,243, respectively. These amounts are included in operating and development expenses as shown in the accompanying consolidated statements of operations.

Advertising Expenses

Promotional costs incurred in connection with the N2K Encoded Music label are capitalized for unreleased projects and expensed when the related product is released. All other advertising and promotional costs incurred by the Company are expensed the first time the advertising takes place. For the nine months ended September 30, 1998 and 1997, advertising and promotion expenses, excluding the amortization of the Company's marketing advances (see Note 4), were $15,463,024 and $3,099,210, respectively. Advertising and promotional expense, excluding the amortization of the Company's marketing advances (see Note 4), for the three months ended September 30, 1998 and 1997 were $6,864,873 and $1,779,128, respectively. These amounts are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Loss Per Common Share

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which supersedes Accounting Principles Board Opinion No.
15. SFAS No. 128 requires dual presentation of basic and diluted earnings (loss) per share for complex capital structures on the face of the statements of operations. According to SFAS No. 128, basic earnings (loss) per share, which replaced primary earnings (loss) per share, is calculated by dividing net income
(loss) available to Common stockholders by the weighted average number of Common shares outstanding for the period. Diluted earnings (loss) per share, which replaced fully diluted earnings per share, reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options.

The Company adopted SFAS No. 128 during the period ended December 31, 1997, as earlier application was not permitted. As required by SFAS No. 128, all prior-period loss per Common share data has been restated to conform with the provisions of this statement.

The following is a summary of the numerators and denominators of the basic and diluted net loss per Common share computations:

                                  For the Three Months                    For the Nine Months
                                   Ended September 30,                    Ended September 30,
                                1998                1997                1998                1997
                           ---------------     ---------------     ---------------     ---------------
Loss (numerator)           $  (24,047,825)     $   (5,374,941)     $  (54,183,258)     $   (15,539,894)
Shares (denominator)           14,220,967           3,083,032          13,434,772            2,994,770
Per share amount           $        (1.69)     $        (1.74)     $        (4.03)     $         (5.19)

Diluted net loss per share is the same as basic net loss per share as no additional shares for the potential dilution from the exercise or conversion of securities into Common stock are included in the denominator as the result is anti-dilutive due to the Company's losses. Therefore, options to purchase 2,195,905 shares of Common stock at a weighted average exercise price of $10.56 per share, warrants to purchase 599,554 shares of Common stock at a weighted average exercise price of $14.16 per share and the AOL Purchase were outstanding as of September 30, 1998, but were not included in the computation of diluted net loss per Common share.

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

Revenues  and  losses  from   discontinued   operations   in  the   accompanying
consolidated statements of operations were:

                               For the Nine Months
                             Ended September 30, 1997
                             ------------------------

Revenues                         $    2,411,057
                                 ===============

Loss before income taxes         $     (415,970)

Income taxes                                  -
                                 ---------------
Loss                             $     (415,970)
                                 ===============

There were no revenues or losses from discontinued operations for the nine months ended September 30, 1998.

3.  ENCODED MUSIC RESTRUCTURING:

In August 1998, management announced a restructuring of its record label, N2K Encoded Music. The restructuring was done in an effort to streamline the cost structure of Encoded Music, as well as create efficiencies that will leverage the Company's strengths in the Internet music space. This restructuring will focus Encoded Music's future efforts on artist releases, genres and specialty products that can be successfully launched from an Internet platform. Accordingly, the Company recorded a restructuring charge of $4,304,249. This charge represented (i) certain costs relating to severance due to a reduction in Encoded Music's workforce; (ii) costs associated with the termination of certain of its contractual commitments; and (iii) non-cash costs associated with the write-down of certain assets and other miscellaneous costs. The Company's management believes that this provision is adequate based upon the decisions currently made by management. However, the amount the Company ultimately incurs could be different from these estimates.

At September 30, 1998, $3,804,933 of restructuring charges remained in accrued liabilities. The balance was comprised of $1,894,245 for severance costs, $1,066,845 to terminate certain of its existing contracts, and $843,843 for other miscellaneous costs.

Cash expenditures related to this restructuring for the three months ended September 30, 1998 were $499,316. Cash expenditures for the fourth quarter of 1998 and the years ended December 31, 1999 and 2000 are expected to be approximately $445,000, $2,059,000, and $644,000, respectively. Actual costs incurred are charged against the accrued Encoded Music restructuring account when paid.

The Company plans to continue to evaluate its Encoded Music label in order to further improve the operating efficiencies of the division.

4.  PREPAID EXPENSES:

Prepaid expenses as of September 30, 1998 and December 31, 1997, consist of the following:

                                                                  September 30        December 31
                                                                      1998               1997
                                                                ---------------     ---------------
Marketing Advances:
    AOL                                                         $   12,775,000      $   12,775,000
    Netscape Communications Corporation ("Netscape")                 3,185,837           3,000,000
    Ticketmaster Ticketing Company, Inc. ("Ticketmaster")            4,000,000                   -
    Excite Inc. ("Excite")                                           4,300,000           3,300,000
    Disney Online                                                      833,334                   -
    AOL Bertelsmann Online                                             825,000                   -
    Infoseek Corporation ("Infoseek")                                  250,000                   -
Other                                                                1,205,170             481,276
                                                                ---------------     ---------------
                                                                    27,374,341          19,556,276

Less: Accumulated amortization of marketing advances               (17,696,193)         (2,769,741)
                                                                ---------------     ---------------
                                                                $    9,678,148      $   16,786,535
                                                                ===============     ===============

The Company is amortizing the costs associated with its marketing advances over the contractual terms of each strategic alliance which is one to three years, and the amortization method is primarily on a straight-line basis or as impressions are received. Amortization expense for the nine months ended September 30, 1998 and 1997 was $14,926,452 and $158,000, respectively.
Amortization expense for the three months ended September 30, 1998 and 1997 was $5,996,753 and $158,000, respectively. These amounts are included in sales and marketing expenses in the accompanying financial statements. The Company continually evaluates the realizability of the marketing advances, and if necessary, will write down the asset to its net realizable value based on estimates of undiscounted future cash flows from each advance over the remaining useful life of the asset. As of September 30, 1998, no such write down was required.

As of September 30, 1998, the net book value of the marketing advances relating to Ticketmaster is approximately $2,387,000. In November 1998, a legal action was filed which may affect the realizability of this net asset (See Legal Proceedings in Part II, Item I of this Report). As a result, the Company may be required to write down the net book value relating to the Ticketmaster marketing advance in the fourth quarter.

As of September 30, 1998, long-term marketing advances were $814,163 and are classified as other assets on the accompanying consolidated balance sheets.

5.  OTHER ACCRUED LIABILITIES:

Other accrued liabilities as of September 30, 1998 and December 31, 1997, consist of the following:

                                                            September 30        December 31
                                                                1998               1997
                                                          ---------------     ---------------
Accrued Encoded Music restructuring                       $    3,804,933      $            -
Accrued advertising                                            3,769,484             652,138
Accrued discontinued operations disposal costs (Note 2)           65,778             671,407
Other                                                          3,931,705           1,928,050
                                                          ---------------     ---------------
                                                          $   11,571,900      $    3,251,595
                                                          ===============     ===============

6.  CREDIT AGREEMENTS:

The Company had a line of credit with a bank of $2,000,000 which expired on June 30, 1998. The Company currently does not have a line of credit. There were no borrowings on the line of credit for the nine months ended September 30, 1998. The maximum amount outstanding on the line of credit was $850,000 for the nine months ended September 30, 1997. The weighted average interest rate was 8.45% for the nine months ended September 30, 1997. Interest expense for the nine months ended September 30, 1997 was $48,672.

7.  SUBSEQUENT EVENT:

On October 23, 1998, the Company and CDnow, Inc. ("CDnow") issued a joint press release announcing the execution of a definitive merger agreement. CDnow is an online retailer of CDs and other music related products. The merger will be effected through the formation of a new publicly traded company, initially to be called CDnow/N2K, Inc. The agreement provides for each existing N2K stockholder to receive 0.83 shares of common stock in the new company for each N2K share owned by such party, and each existing CDnow shareholder to receive 1.00 share of common stock in the new company for each CDnow share owned by such party. The merger agreement and press release are filed as exhibits to the Company's Current Report on Form 8-K dated October 22, 1998 and filed October 29, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Safe Harbor for Forward-Looking Statements
------------------------------------------

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

Overview
--------

N2K Inc. is an on-line music entertainment company using the Internet as a global platform for promoting, marketing and selling music and related merchandise. The Company's strategy is to build loyal user communities around genre-specific websites that provide music content and enable consumers to purchase compact discs, cassettes, LPs, videos and related music items. The Company has also established its own record label, N2K Encoded Music, which uses the Company's websites, as well as record stores and other traditional distribution channels, to promote, distribute and sell original and licensed artist recordings. The Company recently restructured its N2K Encoded Music label. See "--Recent Events."

The Company was founded as Telebase Systems, Inc. in 1984 as a provider of on-line information services. In 1994, recognizing increasing opportunities in the consumer entertainment market, Telebase expanded its on-line business strategy to include music entertainment and began expending significant resources to enter this market. Telebase launched its Music Boulevard website and began selling recorded music and related merchandise in 1995. In February 1996, Telebase merged with N2K Inc., a New York corporation, founded in 1995 as a developer of on-line music entertainment content, and the merged entity changed its name to N2K Inc. In April 1997, the Company decided to focus exclusively on its music entertainment business and, accordingly, the Board of Directors approved a formal plan of disposal for its on-line information services business. In August 1997, the Company sold substantially all of the net assets of this business. See "--Discontinued Operations." In October 1997, the Company, which had previously been incorporated in Pennsylvania, was reincorporated as a Delaware corporation and consummated its initial public offering. In April 1998, the Company consummated its secondary public offering.

The Company launched its first Internet website, Music Boulevard, in August 1995, and introduced its first music genre website, Jazz Central Station, in January 1996. In January 1997, the Company launched its first release on the N2K Encoded Music label. The Company is currently generating revenues from the sale of CDs and cassettes produced by others, N2K Encoded Music CDs, the sale of advertising on its websites and the sale of related merchandise. The Company believes that increased sales of advertising on its websites will contribute to higher margins in the future. The margins from the sale of CDs and cassettes produced by others are affected by product costs and shipping and handling fees, and promotional discounts, such as discounted selling prices and reduced shipping and handling. The Company believes that frequent promotional discounts will be necessary to build repeat customer traffic to its websites, which will reduce its gross margins. The Company believes that its future financial performance will be determined by its success in improving margins on the sale of CDs and cassettes produced by others, expanding and improving customer service operations, introducing new products and services, and selling advertising and sponsorship programs on its websites. Management has increased the resources within the Company to support these functions.

The Company currently intends to increase its operating expenses as a result of the Company's strategic alliances, to fund increased sales and marketing, to enhance existing websites and to complete strategic relationships important to the success of the Company. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of music recordings, related merchandise, advertising and sponsorship programs to achieve or maintain profitability on a quarterly or annual basis in the future. The Company expects negative cash flow from operations to continue for the foreseeable future as it continues to develop and market its business.

Recent Events
=============

Encoded Music Restructuring
---------------------------

In August 1998, management announced a restructuring of its record label, N2K Encoded Music. The restructuring was done in an effort to streamline the cost structure of Encoded Music, as well as create efficiencies that will leverage the Company's strengths in the Internet music space. This restructuring will focus Encoded Music's future efforts on artist releases, genres and speciality products that can be successfully launched from an Internet platform. Accordingly, the Company recorded a restructuring charge of $4.3 million. This charge represented (i) certain costs relating to severance due to a reduction in Encoded Music's workforce; (ii) costs associated with the termination of certain of its contractual commitments; and (iii) non-cash costs associated with the write-down of certain assets and other miscellaneous costs. The Company's management believes that this provision is adequate based upon the decisions currently made by management. However, the amount the Company ultimately incurs could be different from these estimates.

The Company plans to continue to evaluate its Encoded Music label in order to further improve the operating efficiencies of the division.

Merger
------

On October 23, 1998, the Company and CDnow, Inc. ("CDnow") issued a joint press release announcing the execution of a definitive merger agreement. CDnow is an online retailer of CDs and other music related products. The merger will be effected through the formation of a new publicly traded company, initially to be called CDnow/N2K, Inc. The agreement provides for each existing N2K stockholder to receive 0.83 shares of common stock in the new company for each N2K share owned by such party, and each existing CDnow shareholder to receive 1.00 share of common stock in the new company for each CDnow share owned by such party. The merger agreement and press release are filed as exhibits to the Company's Current Report on Form 8-K dated October 22, 1998 and filed October 29, 1998.

Results of Operations
=====================

Quarterly Results
-----------------

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

Three Months Ended September 30, 1998 Compared With Three Months Ended
September 30, 1997
--------------------------------------------------------------------------------

The Company incurred net losses of $24.0 million and $5.4 million for the three months ended September 30, 1998 and 1997, respectively.

Net Revenues. Net revenues for the three months ended September 30, 1998 totaled $10.5 million compared to $3.6 million for the three months ended September 30, 1997. Net revenues for the three months ended September 30, 1998 and 1997 consisted primarily of sales of CDs and cassettes produced by others. Net sales of CDs produced by the Company totaled $1.0 million for the three months ended September 30, 1998 compared to $1.6 million for the three months ended September 30, 1997. Net sales derived from advertising sold on the Company's websites totaled $1.1 million for the three months ended September 30, 1998 compared to $222,000 for the three months ended September 30, 1997.

Cost of Revenues. Cost of revenues totaled $8.2 million for the three months ended September 30, 1998 compared to $2.8 million for the three months ended September 30, 1997. Cost of revenues consists of payments to third parties for the cost and distribution of CDs and cassettes, fulfillment of customer orders, manufacturing expenses, royalties and copyrights. The Company's gross profit as a percentage of revenues remained relatively constant. The Company expects revenues from the sale of advertising and other music related merchandise, which generate higher gross profit, to increase in future periods.

Operating and Development Expenses. Operating and development expenses increased from $3.5 million for the three months ended September 30, 1997 to $7.7 million for the three months ended September 30, 1998, primarily due to increased staffing and related overhead expenses as the Company expanded its operations. Specifically, the Company had dedicated resources in the expansion of customer service operations. Operating and development personnel totaled 203 full-time employees as of September 30, 1998 compared to 100 full-time employees as of September 30, 1997. Operating and development expenses consist primarily of software engineering, multimedia production, graphic design, customer service, certain nonrecoverable advances and recoupable costs, artist relations, telecommunications charges, inventory management and computer operations which support the Company's music entertainment business. This infrastructure is sufficient to support higher revenues and, accordingly, the Company expects that, as revenues increase, operating and development expenses will decrease as a percentage of revenues.

Sales and Marketing Expenses. Sales and marketing expenses increased from $2.6 million for the three months ended September 30, 1997 to $14.2 million for the three months ended September 30, 1998. The increase in sales and marketing expenses was primarily attributable to the amortization of the costs associated with the Company's new strategic alliances and the expansion of the Company's on-line advertising and off-line media campaign. Sales and marketing expenses consist primarily of the amortization of the costs associated with the Company's various strategic alliances, external advertising, credit card processing charges, profit participations payable to strategic alliance partners, promotions, trade shows, advertising sales and personnel expenses associated with marketing of the Company's websites and N2K Encoded Music CDs. The Company expects that levels of sales and marketing expenditures will increase in future periods due to the execution of new advertising and promotional programs designed to acquire new customers and retain existing customers, but total sales and marketing expenses will decline as a percentage of revenues.

General and Administrative Expenses. General and administrative expenses decreased slightly from $1.2 million for the three months ended September 30, 1997 to $1.1 million for the three months ended September 30, 1998. General and administrative expenses consist of executive management, accounting and human resources personnel, and expenditures for applicable overhead costs. The Company expects general and administrative expenses to increase in absolute dollars as the Company incurs additional costs related to the growth of its business. However, the Company expects total general and administrative expense will decline as a percentage of revenue.

Encoded Music Restructuring Charge. In August 1998, the Company recorded a restructuring charge related to its Encoded Music label. This restructuring charge totaled $4.3 million for the three months ended September 30, 1998. See "--Recent Events."

Interest and Other Income and Interest Expense. Interest and other income and interest expense primarily consists of interest income on short-term liquid investments of the Company's excess cash and interest expense incurred as a result of the financing of equipment through capital leases and the use of the Company's revolving credit line. Interest and other income increased from $81,000 for the three months ended September 30, 1997 to $988,000 for the three months ended September 30, 1998 primarily due to the Company investing the proceeds of its secondary public offering which occurred in the second quarter of 1998. Interest expense decreased from $434,000 for the three months ended September 30, 1997 to $19,000 for the three months ended September 30, 1998 primarily attributable to interest in 1997 relating to certain Management and Senior Notes which did not exist in 1998.

Nine Months Ended September 30, 1998 Compared With Nine Months Ended
September 30, 1997
--------------------------------------------------------------------------------

The Company incurred net losses of $54.2 million and $15.5 million for the nine months ended September 30, 1998 and 1997, respectively.

Net Revenues. Net revenues for the nine months ended September 30, 1998 totaled $27.6 million compared to $6.5 million for the nine months ended September 30, 1997. Net revenues for the nine months ended September 30, 1998 and 1997 consisted primarily of sales of CDs and cassettes produced by others. Net sales of CDs produced by the Company totaled $2.8 million for the nine months ended September 30, 1998 compared to $2.4 for the nine months ended September 30, 1997. Net sales derived from advertising sold on the Company's websites totaled $2.8 million for the nine months ended September 30, 1998 compared to $421,000 for the nine months ended September 30, 1997.

Cost of Revenues. Cost of revenues totaled $21.8 million for the nine months ended September 30, 1998 compared to $4.9 million for the nine months ended September 30, 1997. The Company's gross profit as a percentage of revenues decreased primarily due to decreased net revenues of CDs produced by the Company, which generate higher gross profit, as a percentage of total net revenues. The Company expects revenues from the sale of advertising and other music related merchandise, which generate higher gross profit, to increase in future periods.

Operating and Development Expenses. Operating and development expenses increased from $9.3 million for the nine months ended September 30, 1997 to $19.9 million for the nine months ended September 30, 1998, primarily due to increased staffing and related overhead expenses as the Company expanded its operations. Specifically, the Company had dedicated resources in the expansion of customer service operations. This infrastructure is sufficient to support higher revenues and, accordingly, the Company expects that, as revenues increase, operating and development expenses will decrease as a percentage of revenues.

Sales and Marketing Expenses. Sales and marketing expenses increased from $5.4 million for the nine months ended September 30, 1997 to $34.7 million for the nine months ended September 30, 1998. The increase in sales and marketing expenses was primarily attributable to the amortization of the costs associated with the Company's new strategic alliances and the expansion of the Company's on-line advertising and off-line media campaign. The Company expects that levels of sales and marketing expenditures will increase in future periods due to the execution of new advertising and promotional programs designed to acquire new customers and retain existing customers, but total sales and marketing expenses will decline as a percentage of revenues.

General and Administrative Expenses. General and administrative expenses increased slightly from $3.3 million for the nine months ended September 30, 1997 to $3.6 million for the nine months ended September 30, 1998. The Company expects general and administrative expenses to continue to increase in absolute dollars as the Company incurs additional costs related to the growth of its business. However, the Company expects total general and administrative expense will decline as a percentage of revenue.

Encoded Music Restructuring Charge. In August 1998, the Company recorded a restructuring charge related to its Encoded Music label. This restructuring charge totaled $4.3 million for the three months ended September 30, 1998. See "--Recent Events."

Interest and Other Income and Interest Expense. Interest and other income increased from $166,000 for the nine months ended September 30, 1997 to $2.4 million for the nine months ended September 30, 1998 primarily due to the Company investing the proceeds of its initial public offering which occurred in the fourth quarter of 1997 and the proceeds of its secondary public offering which occurred in the second quarter of 1998. Interest expense decreased from $484,000 for the nine months ended September 30, 1997 to $66,000 for the nine months ended September 30, 1998 primarily attributable to interest in 1997 relating to certain Management and Senior Notes which did not exist in 1998.

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations and capital expenditures primarily from equity financings, lease financings, a revolving bank credit line and short-term loans. At September 30, 1998, the Company had a cash balance of $54.3 million. The Company believes that its current cash balance is sufficient to finance the Company's planned operations and capital expenditures through at least September 1999. The Company expects negative cash flow from operations to continue for the foreseeable future, as it continues to develop and market its operations. Inflation has not had any material impact on the Company's operations.

Net cash of $37.8 million and $20.2 million was used in operating activities for the nine months ended September 30, 1998 and 1997, respectively, primarily as a result of the net losses generated during those periods. The Company financed its activities for the nine months ended September 30, 1998 through its initial public offering in October 1997 and its secondary offering in April 1998 which yielded total net proceeds of $126.4 million. Activities for the nine months ended September 30, 1997 were financed through proceeds from the sale of preferred stock and the issuance of certain short-term Management and Senior Notes.

Purchases of property and equipment totaled $6.3 million and $2.6 million for the nine months ended September 30, 1998 and 1997, respectively. The Company projects that total purchases of property and equipment will be approximately $8.1 million in 1998, which includes $2.5 million for the creation of redundant systems and $5.6 million to support the expansion of facilities and operating systems for its websites and obtain computer-related equipment to support increased personnel.

The Company has entered into a number of strategic alliance agreements, including agreements with America Online Inc., Excite Inc., Netscape Communications Corporation, Ticketmaster Ticketing Company Inc., AOL Bertelsmann Online, Disney Online, Microsoft Corporation and Infoseek Corporation. The Company's commitments as of September 30, 1998 under all of its strategic alliance agreements include cash payments of approximately $8.9 million, $14.4 million, $10 million and $6.5 million for 1998, 1999, 2000, and 2001, respectively. Payments totaling $7.9 million were made under the Company's strategic alliances during the nine months ended September 30, 1998. Subsequent to September 30, 1998, $250,000 was paid under the Company's strategic alliances.

The Company had a commitment for a $2.0 million revolving line of credit, which expired on June 30, 1998. The Company currently does not have a credit facility.

From time to time, in the ordinary course of business, the Company evaluates possible acquisitions of, or investments in, businesses, products and technologies that are complementary to those of the Company. A portion of the Company's cash resources may therefore be used to fund acquisitions or investments.

In August 1998, the Company recorded a restructuring charge related to the reorganization of its Encoded Music label. Cash expenditures related to the restructuring during the three months ended September 30, 1998 were $499,000. Cash expenditures related to the restructuring will be $445,000, $2.1 million and $644,000 for the fourth quarter of 1998, 1999 and 2000, respectively.

Discontinued Operations
-----------------------

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

For the nine months ended September 30, 1997, the discontinued operations generated revenues of $2.4 million. The discontinued operations generated a net loss of $416,000 for the nine months ended September 30, 1997.

Recent Accounting Pronouncements
--------------------------------

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

Risks Associated with the Year 2000
-----------------------------------

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Company has appointed a Year 2000 Program Coordinator to perform an audit to assess the scope of the Company's risks and bring its applications into compliance. The coordinator is undertaking an assessment of the Company's compliance and has begun to develop a plan for ensuring compliance for N2K's corporate business and information systems. To date, the Company has experienced very few problems related to Year 2000 testing and those requiring immediate modification have been fixed in the Company's day to day operating environment. The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems since its existing systems correctly define the Year 2000.

The Program Coordinator has begun to conduct an analysis to determine the extent to which major suppliers' systems (insofar as they relate to the Company's business) are subject to the Year 2000 issue. The Company's primary provider of order fulfillment for direct-to-consumer music products, Valley Media Inc., has indicated that it has begun its remediation efforts and expects to be in compliance before the year 2000. The Company is currently unable to predict the extent to which the Year 2000 issue will affect its suppliers, or the extent to which it would be vulnerable to its suppliers' failure to remediate any Year 2000 issues on a timely basis. The failure of a major supplier subject to the Year 2000 issue to convert its systems on a timely basis or a conversion that is incompatible with the Company's systems could have a material adverse effect on the Company. In addition, most of the purchases from Music Boulevard are made with credit cards, and the Company's operations may be materially adversely affected to the extent its customers are unable to use their credit cards due to Year 2000 issues that are not rectified by their credit card providers.

The costs incurred by the Company during the nine months ended September 30, 1998 to address Year 2000 compliance were approximately $50,000. The Company estimates that it will incur up to approximately $75,000 for the three months ended December 31, 1998 and approximately $435,000 during fiscal 1999 to support its compliance initiatives. Currently, the Company has not adopted a contingency plan to address possible risks to its system. However, the Company expects to have one adopted by the second quarter of 1999.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK

None.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and its directors are defendants in a consolidated purported class action in the U.S. District Court for the Southern District of New York entitled In re N2K Inc. Securities Litigation (Docket No. 98 CIV 3304 (HB)) (the "Consolidated Action"). The Consolidated Action consolidates two purported class actions, entitled Kuhn v. N2K Inc. et al. (Docket No. 98 CIV 4360 (HB)) and Bender v. Rosen et al. (Docket No. 98 CIV 3304 (HB)) that were previously discussed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and March 31, 1998, respectively. The Consolidated Action is a purported class action on behalf of Common stockholders, with limited exceptions, and seeks to recover unspecified damages and other relief, as well as recovery of costs and expenses, stemming from alleged violations of the Securities Act of 1933, as amended, in connection with the public offering of the shares of the Company's Common stock in April 1998. Although the Kuhn complaint named as additional defendants certain underwriters of the aforementioned public offering, the Consolidated Action is against the Company and its directors. The Company believes that the claims in the Consolidated Action are without merit and is vigorously defending the action. The defendants moved to dismiss the complaint on August 21, 1998 for failure to state a claim and/or for failure to plead fraud with the requisite particularity. The motion to dismiss has been fully briefed and is sub judice.

On or about October 27, 1998, an action entitled Rubin v. Rosen et al. (Docket No. 16743NC) was filed against the Company, the Company's directors and CDnow Inc. ("CDnow") in the Chancery Court of Delaware for the County of New Castle. The Rubin action is a purported class action on behalf of all Common stockholders of N2K, with limited exceptions, alleging, inter alia, that the consideration to be received by the purported class in connection with the proposed merger transaction between the Company and CDnow (the "Merger") is unfair and grossly inadequate and that the individual defendants breached their fiduciary duties in connection with the Merger. Plaintiffs seek, inter alia, injunctive relief, including, but not limited to, enjoining the Merger, and unspecified damages, as well as costs and expenses. The Company has not yet answered or responded to the complaint. The Company believes that the claims are without merit and intends to defend the action vigorously.

On or about November 4, 1998, an action entitled Ticketmaster Ticketing Co. v. N2K Inc. (Docket No. BC200194) was filed against the Company in California Superior Court for the County of Los Angeles. The Ticketmaster action alleges that the Company breached a marketing and advertising contract dated April 23, 1998 between Ticketmaster and the Company, which the Company terminated effective October 31, 1998, based on alleged breaches of the agreement by Ticketmaster. Ticketmaster seeks damages in an amount not less than $8 million, plus pre- and post-judgment interest, as well as fees and costs. The Company has not yet answered or responded to the complaint. The Company believes that the claims are without merit and intends to defend the action vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS FROM REGISTERED SECURITIES

With respect to the Company's Registration Statement (File No. 333-33105) filed under the Securities Act of 1933, as amended, related to the initial public offering of the Company's Common stock, which was declared effective by the Securities and Exchange Commission on October 16, 1997, the remaining net offering proceeds were exhausted during the three months ended September 30, 1998. Such use of proceeds consisted of:


Purchase of property and equipment to expand the Company's
     Infrastructure                                            $ 2,900,000
Payment under the AOL Bertelsmann Contract                         413,000
Payment under the Excite Contract                                  500,000
Payment under the Infoseek Contract                                250,000
Other working capital needs                                      3,594,000
                                                               -----------
                                                     Total     $ 7,657,000
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

b.  There were no reports on Form 8-K filed during the quarter ended
    September 30, 1998. The Company filed a Current Report on Form 8-K, dated October 22, 1998, reporting the proposed merger of the Company and CDnow discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events - Merger in Part I, Item 2 of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             N2K Inc.

Date:  November 10, 1998     BY:   /s/James E. Coane
                                   ---------------------------------------------
                                   James E. Coane
                                   President, Chief Operating Officer
                                   and Director

Date:  November 10, 1998     BY:   /s/Bruce Johnson
                                   ---------------------------------------------
                                   Bruce Johnson
                                   Senior Vice President, Secretary, Chief
                                   Financial Officer (Principal Accounting
                                   Officer and Principal Financial Officer)
                                   and Director